Form 10-Q
period 2021-09-30
Warby Parker Inc.
filed 2021-11-12
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40825

Warby Parker Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0423634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
233 Spring Street, 6th Floor East
New York, New York 10013
(646) 847-7215
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	WRBY	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 9, 2021, there were approximately 113,182,975 shares of the registrant's common stock outstanding.

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Risk Factors Summary
Investing in our Class A common stock involves numerous risks, including the risks described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks before making an investment. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
•Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain; factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.
•The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
•If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.
•Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
•If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.
•The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
•We are subject to extensive state, local, and federal vision care and healthcare laws and regulations, and failure to adhere to such laws and regulations would adversely affect our business.
•State corporate practice of medicine and optometry and fee-splitting laws govern at least some of our business operations, and violation of such laws could result in penalties and adversely affect our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers and our financial condition and results of operations.
•We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.
•We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
•We rely on third parties for elements of the payment processing infrastructure underlying our business. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.
•Our business relies on Amazon Web Services, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, or results of operations.
•We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control and as we grow our customer acquisition cost may continue to rise.
•As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
•The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
•Our Co-Founders and Co-CEOs, Neil Blumenthal and Dave Gilboa, if they choose to act together and if they exercise and/or settle their options and restricted stock units that will exercise or settle into Class B common stock, will have the ability to exercise significant influence over all matters submitted to stockholders for approval, including exercising significant control over the outcome of director elections.
•We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.
If we are unable to adequately address these and other risks we face, our business may be harmed.

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$266,237	$314,085
Accounts receivable, net	822	601
Inventory	51,442	38,468
Prepaid expenses and other current assets	34,991	6,779
Total current assets	353,492	359,933

Property and equipment, net	105,332	84,534
Other assets	739	284
Total assets	$459,563	$444,751

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$49,621	$40,788
Accrued expenses	63,656	34,270
Deferred revenue	16,779	26,550
Other current liabilities	4,299	3,722
Total current liabilities	134,355	105,330

Deferred rent	30,978	27,997
Other liabilities	2,674	3,011
Total liabilities	168,007	136,338
Commitments and contingencies (see Note 9)
Redeemable convertible preferred stock, $.0001 par value, zero and 54,507,243 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 54,041,904 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	506,510
Stockholders’ equity (deficit):
Common stock, $.0001 par value, 1,050,000,000 and 150,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 111,392,357 and 53,944,305 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	5
Additional paid-in capital	738,834	127,179
Accumulated deficit	(447,339)	(325,390)
Accumulated other comprehensive income	50	109
Total stockholders’ equity (deficit)	291,556	(198,097)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$459,563	$444,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenue	$137,373	$104,091	$407,906	$280,881
Cost of goods sold	57,709	40,111	166,407	114,125
Gross profit	79,664	63,980	241,499	166,756

Selling, general, and administrative expenses	171,643	105,315	339,264	217,271
Loss from operations	(91,979)	(41,335)	(97,765)	(50,515)

Interest and other (loss), net	(146)	(81)	(452)	(626)

Loss before income taxes	(92,125)	(41,416)	(98,217)	(51,141)
Provision for income taxes	(1,052)	196	151	478
Net loss	$(91,073)	$(41,612)	$(98,368)	$(51,619)

Deemed dividend upon redemption of redeemable convertible preferred stock	$—	$—	$(13,137)	$—
Net loss attributable to common stockholders	$(91,073)	$(41,612)	$(111,505)	$(51,619)

Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(0.78)	$(1.96)	$(0.98)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,887,161	53,179,523	56,985,960	52,818,555

Other comprehensive loss
Foreign currency translation adjustment	$(129)	$67	$(58)	$(78)
Total comprehensive loss	$(91,202)	$(41,545)	$(98,426)	$(51,697)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	42,769	$262,849	52,627	$5	—	—	$79,991	$22	$(269,471)	$(189,453)
Stock option exercises	—	—	29	—	—	—	128	—	—	128
Stock-based compensation	—	—	—	—	—	—	649	—	—	649
Other comprehensive loss	—	—	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	—	—	2,778	2,778
Balance as of March 31, 2020	42,769	$262,849	52,656	$5	$—	$—	$80,768	$(239)	$(266,693)	$(186,159)
Stock-based compensation	—	—	—	—	—	—	724	—	—	724
Other comprehensive loss	—	—	—	—	—	—	—	116	—	116
Issuance of Series F Preferred Stock, net of issuance costs of $300	6,413	124,717	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(12,786)	(12,786)
Balance as of June 30, 2020	49,182	$387,566	52,656	$5	—	$—	$81,492	$(123)	$(279,479)	$(198,105)
Stock option exercises	—	—	597	—	—	—	836	—	—	836
Stock-based compensation	—	—	—	—	—	—	42,377	—	—	42,377
Repayment of related party loans	—	—	343	—	—	—	945	—	—	945
Other comprehensive loss	—	—	—	—	—	—	—	67	—	67
Issuance of Series G Preferred Stock, net of issuance costs of $300	4,860	118,969	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(41,612)	(41,612)
Balance as of September 30, 2020	54,042	$506,535	53,596	$5	—	$—	$125,650	$(56)	$(321,091)	$(195,492)

Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	—	$127,179	$109	$(325,390)	$(198,097)
Stock option exercises	—	—	64	—	—	—	157	—	—	157
Stock repurchases	(220)	(790)	(27)	—	—	—	—	—	(5,274)	(5,274)
Stock-based compensation	—	—	—	—	—	—	1,261	—	—	1,261
Other comprehensive income	—	—	—	—	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	—	—	—	—	3,010	3,010
Balance as of March 31, 2021	53,822	$505,720	53,981	$5	—	$—	$128,597	$(115)	$(327,654)	$(199,167)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	—	—	402	—	—	—	1,212	—	—	1,212
Restricted stock unit releases	—	—	73	—	—	—	—	—	—	—
Stock repurchases	(46)	(716)	(37)	—	—	—	—	—	(1,305)	(1,305)
Proceeds from repayment of related party loans	—	—	12	—	—	—	44	—	—	44
Stock-based compensation	—	—	—	—	—	—	10,409	—	—	10,409
Tender offer repurchase and share retirement	(477)	(3,561)	(362)	—	—	—	—	—	(17,002)	(17,002)
Other comprehensive income	—	—	—	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	—	—	—	(10,305)	(10,305)
Balance as of June 30, 2021	53,299	$501,443	54,069	$5	—	$—	$140,262	$179	$(356,266)	$(215,820)
Stock option and warrant exercises	22	75	465	—	189	—	10,326	—	—	10,326
Restricted stock unit releases	—	—	55	—	937	—	—	—	—	—
Proceeds from repayment of related party loans	—	—	2,172	—	—	—	14,644	—	—	14,644
Stock-based compensation	—	—	—	—	—	—	64,332	—	—	64,332
Non-cash charitable contributions	—	—	179	—	—	—	7,757	—	—	7,757
Other equity activity	—	—	—	—	5	—	—	—	—	—
Conversion of common stock to Class A and Class B common stock in connection with direct public offering	—	—	(56,940)	(5)	56,940	5	—	—	—	—
Conversion of redeemable convertible preferred stock to Class A common stock in connection with direct public offering	(53,321)	(501,518)	—	—	53,321	6	501,513	—	—	501,519
Other comprehensive income	—	—	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	—	—	(91,073)	(91,073)
Balance as of September 30, 2021	—	$—	—	$—	111,392	$11	$738,834	$50	$(447,339)	$291,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(98,368)	$(51,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,322	13,294
Stock-based compensation	76,002	43,749
Non-cash charitable contribution	7,757	—
Change in operating assets and liabilities:
Accounts receivable, net	(221)	671
Inventory	(12,971)	(5,698)
Prepaid expenses and other assets	(775)	(2,117)
Other non-current assets	(548)	(13)
Accounts payable	7,629	1,899
Accrued expenses	11,724	11,174
Deferred revenue	(9,774)	(3,096)
Other current liabilities	578	764
Deferred rent	2,980	1,471
Other liabilities	530	2,907
Net cash (used in) provided by operating activities	(135)	13,386
Cash flows from investing activities
Purchases of property and equipment	(34,018)	(14,748)
Net cash used in investing activities	(34,018)	(14,748)
Cash flows from financing activities
Proceeds from stock option and warrant exercises	10,087	966
Employee tax withholding remitted in connection with exercise or release of equity awards	(29,059)	—
Proceeds from repayment of related party loans	31,513	945
Stock repurchases	(8,085)	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	124,717
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	118,969
Payment for Tender Offer	(18,031)	—
Borrowings from Credit Facility	—	30,900
Repayment of Credit Facility	—	(30,900)
Net cash (used in) provided by financing activities	(13,575)	245,597
Effect of exchange rates on cash	(120)	(263)
Net (decrease) increase in cash and cash equivalents	(47,848)	243,972
Cash and cash equivalents
Beginning of year	314,085	55,424
End of year	$266,237	$299,396
Supplemental disclosures
Cash paid for income taxes	$314	$220
Cash paid for interest	94	438
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,246	$2,623
Related party loans issued in connection with stock option exercises	13,827	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
1.  Description of Business
Warby Parker Inc., a public benefit corporation founded in 2010 (together with its wholly owned subsidiaries, the “Company”), is a founder-led, mission-driven lifestyle brand that sits at the intersection of technology, design, healthcare, and social enterprise. The Company offers holistic vision care by selling eyewear products and providing optical services directly to consumers through its retail stores and e-commerce platform. For every pair of glasses or sunglasses sold, the Company helps distribute a pair of glasses to someone in need through its Buy a Pair, Give a Pair program. The Company is headquartered in New York, New York.
Direct Listing
On September 29, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing which are recorded in selling, general, and administrative expenses of $23.9 million and $27.7 million for the three and nine months ended September 30, 2021.
2.  Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020 and the related notes. The December 31, 2020 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the nine months ended September 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of Warby Parker Inc., and its wholly owned subsidiaries. The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities. The inclusion of these entities does not have a material impact on its condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The Company prepares its condensed consolidated financial statements in conformity with U.S. GAAP. These principles require management to make certain estimates and assumptions during the preparation of its condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying condensed consolidated financial statements include, but are not limited to (i) the valuation of inventory, including the determination of the net realizable value, (ii) reserves for sales returns, (iii) the useful lives and recoverability of long-lived assets, (iv) shipment times included in the calculation of deferred revenue, (v) the determination of deferred income taxes, including related valuation allowances, (vi) allowances for doubtful accounts, and (vii) assumptions related to the valuation of common stock and determination of stock-based compensation.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, the Company’s condensed consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who makes decisions about allocating resources and assessing performance. The Company defines its CODM as its co-Chief Executive Officers. The Company has identified one operating segment. When evaluating the Company’s performance and allocating resources, the CODM relies on financial information prepared on a consolidated basis.
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the federally insured limits. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 23% and 22% of cost of goods sold for the nine months ended September 30, 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the consolidated balance sheets. At September 30, 2021 and December 31, 2020, the balance of receivables from credit card issuers included within cash and cash equivalents was $3.4 million and $7.1 million, respectively.
Inventory
Inventory consists of approximately $12.0 million and $8.9 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of September 30, 2021 and December 31, 2020, respectively, and approximately $39.4 million and $29.6 million of component parts, including optical frames and prescription optical lenses, as of September 30, 2021 and December 31, 2020, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, and a forecast of future demand. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, are estimated based on historical experience, and are adjusted based upon physical inventory counts. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in actual results differing materially from estimates.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, and expedited shipping charges, which are charged to the customer, associated with these purchases. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from the product, generally determined to be when the product is received by the customer or upon rendering of the eye exams in the case of optical services. This includes

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included in the balance sheet at December 31, 2020 was recognized as revenue in the first quarter of 2021 and the Company expects substantially all of the deferred revenue at September 30, 2021 to be recognized as revenue in the fourth quarter of 2021.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.0 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balance that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity.
The following table disaggregates the Company’s revenue by product for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Eyewear products	$133,037	$101,303	$395,329	$273,043
Services and other	4,336	2,788	12,577	7,838
Total Revenue	$137,373	$104,091	$407,906	$280,881
The following table disaggregates the Company’s revenue by channel for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
E-commerce	$58,199	$65,556	$194,859	$174,369
Retail	79,174	38,535	213,047	106,512
Total Revenue	$137,373	$104,091	$407,906	$280,881
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASC No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The Company elected the extended transition period available to emerging growth companies and as such, the guidance is effective for fiscal periods beginning after December 15, 2021. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), to provide additional guidance for the adoption of ASC 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance. ASU 2018-11 provides an alternative transition method which allows entities the option to present all prior periods under previous lease accounting guidance while recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the effect of adoption of these standards on the Company’s condensed consolidated financial statements and related

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
disclosures, but expects to record a material right-of-use asset and liability on the condensed consolidated balance sheet related to its operating leases upon adoption.
In January 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available for-sale debt securities at the amount expected to be collected. The guidance is effective for public companies for fiscal years beginning after December 15, 2018. The Company elected the extended transition period available to emerging growth companies and will adopt the guidance as of January 1, 2022. The Company expects the impact of adoption of the standard on the Company’s condensed consolidated financial statements and related disclosures to be immaterial.
3.  Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$104,952	$88,923
Computers and equipment	19,907	15,694
Furniture and fixtures	16,107	12,156
Capitalized software	10,073	6,054
Construction in process	12,570	7,198
	163,609	130,025
Less: accumulated depreciation and amortization	(58,277)	(45,491)
Property and equipment, net	$105,332	$84,534
Depreciation and amortization expense consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$4,042	$3,200	$11,138	$9,518
Selling, general, and administrative expenses	1,545	1,195	4,272	3,852
Total depreciation and amortization expense	$5,587	$4,395	$15,410	$13,370
4.  Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	September 30, 2021	December 31, 2020
Tax withholdings	$22,799	$—
Receivable from exercised options	4,753	—
Prepaid expenses	4,600	4,368
Other current assets	2,839	2,411
Total prepaid expenses and other current assets	$34,991	$6,779
At September 30, 2021, a total of $22.8 million of tax withholdings was remitted to the government in connection with the release of restricted stock units on September 29, 2021, the day of the Company’s Direct Listing. The share sales executed to cover taxes take several days to settle into the Company’s bank account which led to this amount being established as an other asset. Similarly, options exercised on the day of the Direct Listing did not settle by September

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
30, 2021, resulting in an asset being established. The Company received the full amount of the tax withholdings and option exercises in October 2021.
5.  Accrued Expenses
Accrued expenses consists of the following:

	September 30, 2021	December 31, 2020
Unvested early exercised stock options	$16,187	$8
Payroll related costs	11,675	7,895
Optical laboratory and inventory costs	9,874	1,032
Marketing expenses	6,070	9,585
Charitable contribution	4,738	5,182
Other accrued expenses	15,112	10,568
Total accrued expenses	$63,656	$34,270
During the nine months ended September 30, 2021, certain executives repaid related party loans used to exercise stock options. At September 30, 2021, a total of $16.2 million of the amount repaid related to unvested early-exercised stock options is included in accrued expenses.

6.  Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.
For the three and nine months ended September 30, 2021, the Company recorded a $1.1 million income tax benefit and $0.2 million income tax expense, respectively. For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $0.2 million and $0.5 million, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2021 were 1.1% and (0.2)%, respectively, and the effective tax rates for the three and nine months ended September 30, 2020 were (0.5)% and (0.9)%, respectively.
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2021 and 2020 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
7.  Redeemable Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of December 31, 2020, the Company’s Tenth Amended and Restated Certificate of Incorporation authorized the issuance of up to 150,000,000 shares of common stock, par value of $0.0001 per share, of which 135,000,000 shares were designated Series A common stock, and 15,000,000 shares were designated Series B common stock. Both Series A and Series B common stock were not redeemable at the option of the holder.
Prior to the Direct Listing, the Company filed its Twelfth Amended and Restated Certificate of Incorporation to (i) authorize 750,000,000 shares of Class A common stock, 150,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 50,000,000 shares of preferred stock; (ii) effect the reclassification of all shares of Series A and Series B common stock held by the co-founders into Class B common stock, and all other shares of Series A and Series B common stock into Class A common stock; (iii) set the par value of each class of common stock at $0.0001 per share; and (iv) grant one vote per share of Class A common stock, ten votes per share of Class B common stock, and no voting rights for Class C common stock. As of September 30, 2021, the Twelfth Amended and Restated Certificate of Incorporation remained in effect.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
As of December 31, 2020, outstanding shares of common stock as well as shares of common stock attributable to stock options and restricted stock units (“RSUs”) were as follows:

	Series A	Series B
Common stock outstanding	52,895,029	1,049,276
Employee stock options – outstanding	5,298,660	2,496,380
Restricted stock units – outstanding	260,878	1,232,244
Employee stock plans – available	734,682	972,450
Shares of Series A common stock issuable upon conversion of all redeemable convertible preferred stock, exercise of all warrants for redeemable convertible preferred stock, outstanding Series B common stock, options, and RSUs	59,813,999	—
Total common stock – outstanding or issuable on exercise of options	119,003,248	5,750,350
Authorized	135,000,000	15,000,000
Common stock available for future issuance	15,996,752	9,249,650
As of September 30, 2021, outstanding shares of common stock as well as shares of common stock attributable to stock options and RSUs were as follows:

	Class A	Class B	Class C
Common stock outstanding	93,353,364	18,038,993	—
Employee stock options – outstanding	1,851,955	2,834,298	—
Restricted stock units – outstanding	1,533,719	1,881,504	—
Employee stock plans – available	11,655,180	222,736	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, and RSUs	22,977,531	—	—
Total common stock – outstanding or issuable on exercise of options	131,371,749	22,977,531	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	618,628,251	127,022,469	150,000,000
Redeemable Convertible Preferred Stock
All classes of redeemable convertible preferred stock were convertible by the holder into shares of Series A common stock at the then applicable conversion price. In the event of liquidation of the Company (including certain events outside of the Company’s control such as a change in control), the holders of redeemable convertible preferred stock were entitled to a liquidation preference equal to the respective original issue price plus declared and unpaid dividends ahead of the classes of common stock described above. The aggregate preferential amount for all classes of redeemable convertible preferred stock was $510.5 million as of December 31, 2020.
In September 2021, in connection with our Direct Listing, all outstanding shares of redeemable convertible preferred stock were converted to Class A common stock at a one-to-one ratio. As of September 30, 2021, no shares of redeemable convertible preferred stock were outstanding.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Repurchases
In February and June of 2021, the Company repurchased shares of common stock and redeemable convertible preferred stock directly from investors as follows:

	Number of Shares Repurchased	Amount Paid
Series A common stock	63,821	$1,566
Series AA redeemable convertible preferred stock	160,136	3,928
Series D redeemable convertible preferred stock	60,137	1,475
Series E redeemable convertible preferred stock	45,507	1,116
Total shares repurchased	329,601	$8,085
The stock was considered constructively retired when repurchased. For the redeemable convertible preferred stock, the $5.0 million excess of repurchase price over carrying value was recorded to accumulated deficit on the condensed consolidated balance sheets. For the common stock, the excess of repurchase price over par value of $1.6 million was recorded to accumulated deficit on the condensed consolidated balance sheet.
In May 2021, the Company and Addition Two, L.P., a related party investor, commenced a cash tender offer (the “Tender Offer”) which was completed in June 2021. The Company authorized the repurchase up to $100 million in shares of common stock, including those issuable upon exercise of stock options, the vesting and settlement of RSUs, and redeemable convertible preferred stock, for a price of $24.5306 per share. The Company waived the performance based vesting condition for current and former employees who elected to tender RSUs for which the service-based vesting condition was satisfied. This was the first widely available tender offer made to employees, former employees, and investors since the Company’s inception. The Company and Addition Two, L.P. each purchased half of the shares tendered.
Shareholders tendered a total of 1,676,534 shares, comprised of 335,847 Series A common shares, 387,163 Series B common shares, 54,484 Series A redeemable convertible preferred stock shares, 293,920 Series AA redeemable convertible preferred stock shares, 3,752 Series B redeemable convertible preferred stock shares, and 601,368 Series D redeemable convertible preferred stock shares, for total consideration of $41.1 million. The Company recorded $9.2 million as stock-based compensation expense related to the Tender Offer.
Addition Two, L.P. purchased 838,267 of the shares tendered for $20.6 million. The Company purchased 838,267 of the shares tendered for $20.6 million and the board of directors approved the immediate retirement of all shares purchased by the Company. The Company received $0.7 million related to the cost to exercise options tendered and $2.5 million related to income taxes withheld from employees and remitted to tax authorities. These items were included in “Tender Offer repurchase and share retirement” on the condensed consolidated statement of changes in redeemable convertible preferred stock and stockholders’ equity (deficit).
During the nine months ended September 30, 2020, the Company did not repurchase common stock or redeemable convertible preferred stock.
Stock Donation
In August 2021, the Company issued 178,572 shares of Series A common stock to the Warby Parker Impact Foundation, a Delaware exempt corporation. The board of directors also authorized up to an additional 1,071,432 shares of Series A common stock, or any shares into which the Series A common stock will be reclassified, for issuance in installments over time and from time to time, in each case, subject to the board of directors’ discretion and approval, to the Warby Parker Impact Foundation or such other nonprofit entity designated by the board of directors. During the three and nine months ended September 30, 2021 the Company recognized $7.8 million of charitable expense, which is recorded in selling, general, and administrative expenses, representing the fair market value of the shares on the date they were issued.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
8.  Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
At December 31, 2020, under the 2010 Plan, 2011 Plan, 2012 Plan, and 2019 Plan (collectively, the “Plans”), the Company was permitted to grant stock options or RSUs for up to 14,901,474 shares of common stock, made up of 6,439,492 shares of Series A common stock and 8,461,982 shares of Series B common stock.
In June 2021, the Company’s board of directors approved an increase of 6,500,000 shares of Series A common stock authorized for issuance under the 2019 Founder Stock Plan and an increase of 1,200,000 shares of Series B common stock authorized for issuance under the 2011 Plan.
In August 2021, the board of directors approved the 2021 Incentive Award Plan, or the 2021 Plan. The plan became effective on September 28, 2021, the day prior to the Direct Listing of the Company’s Class A common stock, and the Company will no longer grant equity awards under any of the prior equity plans. Upon the 2021 Plan becoming effective, there were 11,076,515 shares of Class A common stock authorized under the 2021 Plan, and the remaining shares available for issuance under the prior equity plans were also made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as agreed by the board of directors.
At September 30, 2021, under the 2021 Plan, the Company may grant stock-based awards for up to 11,877,916 shares of Class A common stock. Awards granted under the 2021 Plan generally vest over four years.
The majority of RSUs issued by the Company prior to the Direct Listing vest upon the satisfaction of both a service and a performance condition. The service-based vesting condition is satisfied so long as the participant remains in service and employed by the Company as of each of the vesting dates. The performance condition was satisfied upon the Company’s Direct Listing on September 29, 2021, and 936,646 RSUs for which the service condition had previously been satisfied vested and were released to holders. RSUs granted subsequent to the Direct Listing vest upon the satisfaction of a service based vesting condition only. The Company will deliver one share of either Class A or Class B common stock, depending on the terms of the grant, for each vested RSU.
In June 2021, the Company granted performance stock units (“PSUs”) to the co-CEOs which vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s Direct Listing on September 20, 2021, and (ii) the price of the Company’s Class A common stock reaching stock price hurdles over a period of ten years, as defined by the terms of the award. If the PSUs vest, the Company will deliver one share of Class B common stock on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan, or the ESPP. The maximum number of shares of common stock which will be authorized for sale under the ESPP is equal to the sum of (a) 2,215,303 shares of common stock and (b) an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$780	$—	$780	$1
Selling, general, and administrative expenses	63,552	42,377	75,222	43,748
Total stock-based compensation expense	$64,332	$42,377	$76,002	$43,749
Stock-based compensation expense for the three and nine months ended September 30, 2021 includes $28.8 million related to the 2021 Founders Grant, as described below, and $25.3 million in connection with RSUs with a performance-based vesting condition that was satisfied by the Company’s Direct Listing. The nine months ended September 30, 2021 also includes $9.2 million of stock compensation expense related to the Tender Offer.
The three and nine months ended September 30, 2020 includes $41.7 million of stock-based compensation recorded in connection with shares held by employees that were sold to a third-party investor at the same time as our Series G redeemable convertible preferred stock issuance.
Stock Options
The fair value for options and share awards granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted during the nine months ended September 30, 2020. The following assumptions were used for options granted during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Risk-free interest rates	0.1%	0.1% - 0.6%
Expected dividend yield	—	—
Expected term	0.25 years	0.25 - 6.25 years
Volatility	60%	60%
The risk-free interest rates were estimated based on the yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with terms consistent with the expected term of the option awards. The expected dividend yield is zero as the Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future. The expected term is calculated using the simplified method using the vesting term of four years and the contractual term of ten years, resulting in a holding period of 6.25 years. Stock options expire ten years from the date of the grant. The volatility rate is determined based on an analysis of comparable public company historical volatilities adjusted based on the Company’s stage of development.
Because the Company’s common stock was not yet publicly traded when the options were granted, the Company estimated the fair value of common stock. The board of directors considers numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as a qualified public offering or sale of the Company, given prevailing market conditions; and (vii) contemporaneous transactions involving the Company’s common shares. The board of directors utilized third-party valuations which were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term	Aggregate intrinsic value
Balance at December 31, 2020	7,795,040	$4.88	4.9	$103,821
Options granted	1,226,277	20.20	—	—
Options exercised	(3,302,973)	7.47	—	101,332
Options forfeited	(5,214)	5.08	—	—
Balance at September 30, 2021	5,713,130	$6.67	4.7	$254,712

Exercisable as of September 30, 2021	5,713,130	6.67	4.7	254,712
Vested as of September 30, 2021	4,292,086	3.68	3.4	—
Unvested as of September 30, 2021	1,421,044	15.70	—	—
In August 2021, the board of directors approved a grant of 387,277 fully vested short-term options to purchase 40,766 of Series A common stock and 346,511 of Series B common stock, to certain directors and employees. The options have an exercise price of $24.53 per share and expire 90 days after the grant date. The Company recognized $6.8 million of stock-based compensation on the date of grant which represents the grant date fair value, as measured by the Black-Scholes model. The Company received $9.0 million in cash in connection with the exercise of these options through September 30, 2021.
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $10.6 million as of September 30, 2021, and is expected to be recognized over 1.26 years.
Restricted Stock and Performance Stock Units
A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	1,493,122	$13.14
Granted	3,089,923	33.67
Forfeited	(102,964)	15.05
Released	(1,064,858)	15.51
Vested and not yet released	(60,232)	35.26
Unvested as of September 30, 2021	3,354,991	$30.84
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $81.1 million and $112.9 million as of September 30, 2021, respectively.
On June 15, 2021, the board of directors approved a grant to the Company’s co-CEOs of 4,397,688 PSUs and 1,884,724 RSUs under the 2019 Plan (the “Founders Grant”).
The PSUs will only vest, if at all, in the event of (i) a qualified public offering and (ii) the price of the Company’s Class A common stock reaches stock price hurdles over a period of ten years. The qualified public offering criteria was satisfied with the Direct Listing. The PSUs are subject to the co-CEOs continued employment with the Company through the applicable vesting date. The PSUs are divided into eight substantially equal tranches, each one vesting on the date the 90-day trailing volume-weighted average trading price of our Class A common stock exceeds the stock price hurdle, as set forth in the table below, provided that no PSUs may vest prior to the six month anniversary

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
of the Direct Listing.

Tranche	Number of PSUs	Stock Price Hurdle
1	549,712	$47.75
2	549,710	$55.71
3	549,712	$63.67
4	549,710	$71.63
5	549,712	$79.59
6	549,710	$87.55
7	549,712	$95.50
8	549,710	$103.46
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $15.9 million of stock-based compensation expense related to the PSUs during both the three and nine months ended September 30, 2021.
The Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the co-CEOs continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $12.9 million of stock-based compensation expense related to the RSUs during both the three and nine months ended September 30, 2021.
Shares underlying vested PSUs and RSUs will be issued to the CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes. Any RSUs or PSUs subject to the award that have not vested by the tenth anniversary of the grant date will be forfeited.
Most RSUs granted as of September 30, 2021 vest upon the satisfaction of both a service and a performance condition. The Company had previously concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to September 29, 2021, the date of the Direct Listing, the Company had not recorded stock-based compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the Tender Offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met.
9.  Commitments and Contingencies
Credit Facility
In August 2013, the Company entered into the Loan and Security Agreement with Comerica Bank, or the Credit Facility, as amended, that consists of a revolving credit line of up to $50.0 million. The revolving credit line has a sub-limit of up to $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bear interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate (as defined in the credit agreement), with no additional margin. The Company is charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings remain less than $15.0 million.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
In February and March 2020, the Company borrowed a total of $30.9 million under the Credit Facility, which was fully repaid in August 2020.
Other than letters of credit used to secure certain leases in lieu of a cash security deposit of $3.6 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively, there were no other borrowings outstanding under the Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of September 30, 2021 and December 31, 2020, the Company is not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
10.  Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(91,073)	$(41,612)	$(98,368)	$(51,619)
Less: deemed dividend upon redemption of redeemable convertible preferred stock	—	—	(13,137)	—
Net loss attributable to common stockholders - basic and diluted	$(91,073)	$(41,612)	$(111,505)	$(51,619)
Denominator
Weighted average shares, basic and diluted	62,887,161	53,179,523	56,985,960	52,818,555
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(0.78)	$(1.96)	$(0.98)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	54,041,904	—	54,041,904
Stock options to purchase common stock	5,713,130	8,142,132	5,713,130	8,142,132
Unvested restricted stock units	3,354,991	1,465,044	3,354,991	1,465,044
Unvested performance stock units	4,397,688	—	4,397,688	—
Warrants to purchase Series B redeemable convertible preferred stock	—	21,745	—	21,745
11.  Related-Party Transactions
As a private company, the Company issued secured promissory notes collateralized by the stock purchased by certain Company executives in relation to the exercise of employee stock options. As the promissory notes are secured by the underlying shares they have been treated as non-recourse notes in the condensed consolidated financial statements. The promissory notes are issued with a term of 8.5 years and an interest rate equal to the minimum applicable federal mid-term rate in the month the loan was issued. The secured promissory notes are recorded as a reduction to equity offsetting the amount in additional paid-in-capital related to the exercised options

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
funded by the notes. During the three months ended September 30, 2021, the outstanding loan balance increased by $0.1 million due to interest and $31.5 million of employee loans and accrued interest were repaid. During the nine months ended September 30, 2021, the outstanding loan balance increased by $0.3 million due to interest and $31.5 million of employee loans and accrued interest were repaid. The Company extended loans of $13.8 million to executives during the nine months ended September 30, 2021, and did not extend any loans during the three months ended September 30, 2021. The loans had a balance of $3.2 million at September 30, 2021, and no loans are outstanding with any of our executive officers.
In May 2021, the Company and Addition Two, L.P., a related party investor, commenced the Tender Offer which was completed in June 2021. See Note 7, Redeemable Convertible Preferred Stock and Stockholders’ Deficit, for further discussion of the nature of the Tender Offer.
12.  Subsequent Events
Lease Obligations
Subsequent to September 30, 2021, the Company entered into 4 operating lease agreements for retail space in the U.S., with terms ranging from 5 to 7 years. Total commitments under the new agreements are approximately $2.3 million, payable over the terms of the related agreements.
RSU Grants
In October 2021, the board of directors approved grants of 235,180 RSUs for Class A common stock to employees under the 2021 Plan. The RSUs vest over a four year service period. The grant date fair value of these awards was $11.7 million.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our final prospectus for our direct listing on the New York Stock Exchange, dated September 17, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 29, 2021 (the “Prospectus”) Data as of and for the three and nine months ended September 30, 2021 and 2020 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Overview
A pioneer of the direct-to-consumer model, Warby Parker is one of the fastest-growing brands at scale in the United States. We are a mission-driven, lifestyle brand that operates at the intersection of design, technology, healthcare, and social enterprise.
Since day one, our focus on delighting customers and doing good has created a foundation for continuous innovation:
•We aim to provide customers with the highest-quality product possible by designing glasses at our headquarters in New York City, using custom materials, and selling direct to the customer. By cutting out the middleman, we are able to sell our products at a lower price than many of our competitors and pass the savings on to our customers. In addition to lower prices, we introduced simple, unified pricing (glasses starting at $95, including prescription lenses) to the eyewear market.
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our more than 150 retail stores.
•We’ve crafted a holistic vision care offering that extends beyond glasses to include contacts, vision tests and eye exams, vision insurance, and beyond. We leverage leading (and in many cases proprietary) technology to enhance our customers’ experiences, whether it’s to help them find a better-fitting frame using our Virtual Try-On tool, which allows customers to try on glasses and sunglasses with an iPhone X and above, or to update their prescription from home using Virtual Vision Test, our telehealth app.
•We recruit and retain highly engaged, motivated team members who are driven by our commitment to scaling a large, growing business while making an impact and are excited to connect their daily work back to our mission. We believe our employees are more engaged than those at peer companies in the tech and retail sectors.
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. Working closely with our nonprofit partners, we distribute glasses to people in need in more than 50 countries globally and many parts of the United States. Over eight million more people now have the glasses they need to learn, work. and achieve better economic outcomes through our Buy a Pair, Give a Pair program. We also aim to use resources responsibly, reduce waste, and maintain a neutral carbon footprint through offsets and verified emissions reductions we purchase to fully compensate for our carbon footprint.
We generate revenue through selling our wide array of prescription and non-prescription eyewear, including glasses, sunglasses, and contact lenses. We also generate revenue from providing eye exams and vision tests, and selling eyewear accessories.
We maintain data across the entire customer journey that allows us to develop deep insights, informing our innovation priorities and enabling us to create a highly personalized, brand-enhancing experience for our customers. We have built an integrated, omnichannel presence that we believe deepens our relationship with existing customers while broadening reach and accessibility. And while we have the ability to track where our customers transact, we’re channel agnostic to where the transaction takes place and find that many of our customers engage with us across both digital and physical channels; for example, many customers who check out online visit a store throughout their customer journey, while others choose to browse online before visiting one of our stores.
Financial Highlights
For the three months ended September 30, 2021 and 2020 (unaudited):
•we generated net revenue of $137.4 million and $104.1 million, respectively;
•we generated gross profit of $79.7 million and $64.0 million, respectively, representing a gross profit margin of 58.0% and 61.5%, respectively;
•we generated net loss of $(91.1) million and $(41.6) million, respectively;
•we generated adjusted EBITDA of $11.2 million and $5.4 million, respectively
•we had 2.15 million and 1.76 million Active Customers (as defined below), respectively; and
•we ended the quarter with 154 stores and 123 stores, respectively.
For the nine months ended September 30, 2021 and 2020 (unaudited):
•we generated net revenue of $407.9 million and $280.9 million, respectively;
•we generated gross profit of $241.5 million and $166.8 million, respectively, representing a gross profit margin of 59.2% and 59.4%, respectively;
•we generated net loss of $(98.4) million and $(51.6) million, respectively; and
•we generated adjusted EBITDA of $31.3 million and $6.6 million, respectively.
For a definition of adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures” below.
Direct Listing
On September 29, 2021, we completed a direct listing of our Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). We incurred fees related to financial advisory service, audit, and legal expenses in connection with the Direct Listing and recorded general and administrative expenses of $23.9 million and $27.7 million for the three and nine months ended September 30, 2021, respectively.
Impact of COVID-19
The health and safety of our customers and employees remains our top priority. We continuously monitor how developments related to the COVID-19 pandemic are impacting our customers, employees, and business operations in locations where we have offices, optical laboratories, or retail operations. We have developed procedures to enable us to responsibly and efficiently open or close locations and adjust operations as needed. We have onboarded and continue to onboard new suppliers, as well as enhance inventory planning and monitoring capabilities. We expect these actions to mitigate supply chain disruptions in future quarters, although the future trajectory of the COVID-19 pandemic is still unknown. The full extent to which the COVID-19 pandemic, including the Delta variant, will directly or indirectly impact our business, operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, refer to the risks described elsewhere in this Quarterly Report on Form 10-Q, including those described in Part II, Item 1A. “Risk Factors.”

Key Business Metrics and Certain Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and certain non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. The following table summarizes our key performance indicators and non-GAAP financial measures for each period presented below, which are unaudited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Active Customers (in millions)	2.15	1.76	2.15	1.76
Store Count(1)	154	123	154	123
Adjusted EBITDA(2) (in thousands)	$11,187	$5,437	$31,263	$6,604
Adjusted EBITDA margin(2)	8.1%	5.2%	7.7%	2.4%
__________________
(1)Store Count number at the end of the period indicated.
(2)Adjusted EBITDA and adjusted EBITDA margin are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA and adjusted EBITDA margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to net loss or any other performance measure derived in accordance with GAAP.
Active Customers
The number of Active Customers is a key performance measure that we use to assess the reach of our physical retail stores and digital platform as well as our brand awareness. We define an Active Customer as a unique customer that has made at least one purchase in the preceding 12-month period. We determine our number of Active Customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Given our definition of a customer is a unique customer that has made at least one purchase, it can include either an individual person or a household of more than one person utilizing a single account.
Store Count
Store Count is a key performance measure that we use to reach consumers and generate incremental demand for our products. We define Store Count as the total number of retail stores open at the end of a given period. We believe our retail stores embody our brand, drive brand awareness, and serve as efficient customer acquisition vehicles. Our results of operations have been and will continue to be affected by the timing and number of retail stores that we operate.
As of September 30, 2021, 99 out of our 154 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income (loss), taxes, and depreciation and amortization as further adjusted for stock-based compensation expense, non-cash charitable donations, and non-recurring costs such as direct listing or other transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Management uses adjusted EBITDA and adjusted EBITDA margin:
•as a measurement of operating performance because they assist us in completing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•to evaluate the performance and effectiveness of our operational strategies; and

•to evaluate our capacity to expand our business.

By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net loss or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:
•such measures do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•such measures do not reflect our tax expense or the cash requirements to pay our taxes;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures does not reflect any cash requirements for such replacements; and other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, adjusted EBITDA and adjusted EBITDA margin should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. Each of the adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(91,073)	$(41,612)	$(98,368)	$(51,619)
Adjusted to exclude the following:
Interest and other (loss), net	(146)	(81)	(452)	(626)
Provision for income taxes	(1,052)	196	151	478
Depreciation and amortization expense	5,587	4,395	15,410	13,370
Stock-based compensation expense(1)	65,929	42,377	77,599	43,749
Non-cash charitable donation(2)	7,757	—	7,757	—
Transaction costs(3)	23,893	—	28,262	—
Adjusted EBITDA	11,187	5,437	31,263	6,604
Adjusted EBITDA margin	8.1%	5.2%	7.7%	2.4%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, and the impact of repurchases of awards from employees. For the period ending September 30, 2021, the amount includes $1.6 million of employer payroll costs associated with the release of RSUs in connection with our Direct Listing.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Series A common stock to the Warby Parker Impact Foundation in August 2021.
(3)    Represents (i) costs directly attributable to the preparation for our Direct Listing and (ii) expenses incurred in connection with the cash tender offer completed in June 2021 (the “Tender Offer”).

Factors Affecting Our Financial Condition and Results of Operations
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability. There have been no material changes to such factors from those described in the Prospectus under the heading “Factors Affecting Our Financial Condition and Results of Operations.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$137,373	$104,091	$407,906	$280,881
Cost of goods sold	57,709	40,111	166,407	114,125
Gross profit	79,664	63,980	241,499	166,756
Selling, general, and administrative expenses	171,643	105,315	339,264	217,271
Loss from operations	(91,979)	(41,335)	(97,765)	(50,515)
Interest and other (loss), net	(146)	(81)	(452)	(626)
Loss before income taxes	(92,125)	(41,416)	(98,217)	(51,141)
Provision for income taxes	(1,052)	196	151	478
Net loss	(91,073)	(41,612)	(98,368)	(51,619)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	% of Net Revenue		% of Net Revenue
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.0%	38.5%	40.8%	40.6%
Gross profit	58.0%	61.5%	59.2%	59.4%
Selling, general, and administrative expenses	124.9%	101.2%	83.2%	77.4%
Loss from operations	(66.9)%	(39.7)%	(24.0)%	(18.0)%
Interest and other (loss), net	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Loss before income taxes	(67.0)%	(39.8)%	(24.1)%	(18.2)%
Provision for income taxes	(0.7)%	0.2%	0.0%	0.2%
Net loss	(66.3)%	(40.0)%	(24.1)%	(18.4)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services, and accessories. We sell products and services through our retail stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, and expedited shipping charges, which are charged to the customer, associated with these purchases. Revenue is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue generated from services consists of both in-person eye exams in cases where we directly employ the optometrist, and prescriptions issued through the Virtual Vision Test app. Revenue is recognized when the service is rendered and is recorded net of discounts.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products. Such costs include (i) product costs held at the lesser of cost and net realizable value and inclusive of inventory reserves, (ii) freight and import costs, (iii) optical laboratory costs, (iv) customer shipping, (v) occupancy and depreciation costs of retail stores, and (vi) employee-related costs associated with our prescription services, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, customer shipping costs, and management of our inventory and merchandise mix. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs. Over time we expect our cost of goods sold to increase with revenue due to an increased number of orders and with the opening of new retail stores driven by the resulting occupancy and depreciation costs and employee-related costs associated with prescription services offerings at our retail stores. We recognized stock-based compensation expense related to our RSUs which vested as a result of the satisfaction of the liquidity event-based vesting condition. In addition, we will recognize additional ongoing stock-based compensation expense related to our RSU awards over the remaining service period. For further information, see the section titled “—Critical Accounting Policies and Estimates.”
Gross Profit and Gross Margin
We define gross profit as net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has remained steady historically, but may fluctuate in the future based on a number of factors, including the cost at which we can obtain, transport, and assemble our inventory, the rate at which we open new retail stores, and how effective we can be at controlling costs, in any given period.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. Selling, general, and administrative expenses also include administrative costs associated with our Home Try-On program, which refers to a program that that allows customers to pick five pairs of frames on our website (or get tailored suggestions after taking a quiz) and try them at home for five days for free. We expect our selling, general, and administrative expenses to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments, and additional costs associated with becoming a public company. We also expect to recognize certain non-recurring costs as part of our transition to a publicly-traded company, consisting of professional fees and other expenses. These fees are expensed in the period incurred.
Interest and Other (Loss), Net
Interest and other (loss), net, consists primarily of interest generated from our cash and cash equivalents balances net of interest incurred on borrowings and unutilized line fees on our line of credit, and are recognized as incurred. We expect these costs to fluctuate based on our future bank balances and credit line utilization.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.

Comparison of the Three Months Ended September 30, 2020 and 2021
Net Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenue	$137,373	$104,091	$33,282	32.0%
Net revenue increased $33.3 million, or 32.0%, for the three months ended September 30, 2021 compared to the same period in 2020. This increase in net revenue was driven by an increase in orders from our increased Active Customer base, as well as an increase in Average Order Value, or (“AOV”), which is defined as net revenue for a given period divided by the number of orders during the same period. The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order increased moderately year-over-year. Due to COVID-19, we temporarily closed our retail stores in 2020, which impacted our net revenue for the three months ended September 30, 2020 and also led to a shift in purchases through our e-commerce channel.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of goods sold	$57,709	$40,111	$17,598	43.9%
Gross profit	79,664	63,980	15,684	24.5%
Gross margin	58.0%	61.5%		(3.5)%
Cost of goods sold increased by $17.6 million, or 43.9%, for the three months ended September 30, 2021 compared to the same period in 2020, and increased as a percentage of revenue over the same period by 350 basis points, from 38.5% of revenue to 42.0% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in net revenue, as well as an increase in store occupancy and depreciation expense due to new retail stores opened in 2021 and a full-quarter of expense from new retail stores opened throughout 2020.
Gross profit, calculated as net revenue less cost of goods sold, increased by $15.7 million, or 24.5%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 350 basis points for the three months ended September 30, 2021 compared to the same period in 2020. The decrease in gross margin was primarily a result of the growth of our contact lens sales which are sold at a lower margin than our other eyewear, an increase in the cost of international shipping related to inventory acquisition, $0.9 million of stock-based compensation and related payroll taxes resulting from our Direct Listing, and the effect of a tariff reimbursement of $0.9 million in the third quarter of 2020.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$171,643	$105,315	$66,328	63.0%
As a percentage of net revenue	124.9%	101.2%		23.7%
Selling, general, and administrative expenses increased $66.3 million, or 63.0%, for the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily driven by costs incurred with our Direct Listing, which include professional services of $23.9 million, or 17.4% of net revenue, $65.0 million of stock-based compensation and related payroll taxes, and an increase in charitable expenses of $7.8 million for the donation of stock to the Warby Parker Foundation in August 2021. The stock-based compensation charges incurred in the three months ended September 20, 2021 primarily related to the satisfaction of the performance based vesting condition for RSUs and PSUs that was satisfied by our Direct Listing. The same period in the prior year included elevated stock based compensation of $42.4 million primarily associated with the sale of shares by employees to a third-party investor.
Interest and Other (Loss), Net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Interest and other (loss), net	$(146)	$(81)	$(65)	80.2%
As a percentage of net revenue	(0.1)%	(0.1)%		—%
Interest and other (loss), net was flat for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a similar low interest rate environment.
Provision for Income Taxes

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Provision for income taxes	$(1,052)	$196	$(1,248)	(636.7)%
As a percentage of net revenue	(0.7)%	0.2%		(0.9)%
Provision for income taxes decreased $1.2 million, or 636.7%, for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the change in pre-tax loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense.
Comparison of the Nine Months Ended September 30, 2020 and 2021
Net Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenue	$407,906	$280,881	127,025	45.2%
Net revenue increased $127.0 million, or 45.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. This increase in net revenue was driven by an increase in orders as a result of an increase in our Active Customer base, as well as an increase in Average Order Value (“AOV”). The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our total average price per unit sold, while our average units per order increased moderately year-over-year. Due to COVID-19, we temporarily closed our retail stores in 2020, which impacted our net revenue for the nine months ended September 30, 2020 and also led to a shift in purchases through our e-commerce channel.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of goods sold	$166,407	$114,125	$52,282	45.8%
Gross profit	$241,499	$166,756	$74,743	44.8%
Gross margin	59.2%	59.4%		(0.2)%
Cost of goods sold increased by $52.3 million, or 45.8%, for the nine months ended September 30, 2021 compared to the same period in 2020 and increased as a percentage of revenue over the same period by 20 basis points, from 40.6% of revenue to 40.8% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in net revenue, as well as an increase in store occupancy and depreciation expense due to new retail stores opened since September 30, 2020, and a full nine months of expense from new retail stores opened throughout the first nine months of 2020.
Gross profit, calculated as net revenue less cost of goods sold, increased by $74.7 million, or 44.8%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 20 basis points for the nine months ended September 30, 2021 compared to the same period in 2020. Gross margin for the nine months ended September 30, 2021 was lower compared to the same period in the prior year primarily due to the growth of our contact lens sales which are sold at a lower margin than our other eyewear, and an increase in the cost of international shipping related to inventory acquisition. These decreases were partially offset by the impact of the temporary closure of our retail stores in the nine months ended September 30, 2020 due to COVID-19. For the nine months ended September 30, 2020, we continued to incur retail store occupancy and depreciation costs and employee-related expenses associated with our prescription services while stores were closed which negatively impacted gross margin in the prior year period.
Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$339,264	$217,271	$121,993	56.1%
As a percentage of net revenue	83.2%	77.4%		5.8%
Selling, general, and administrative expenses increased $122.0 million, or 56.1%, for the nine months ended September 30, 2021 compared to the same period in 2020, and as a percentage of net revenue increased by 580 basis points. This increase was primarily driven by professional costs associated with our Direct Listing, a $31.5 million increase in stock-based compensation charges, increased charitable expenses mainly associated with our $7.8 million donation of stock to the Warby Parker Foundation in August 2021, and increased marketing costs as spending returned to normal levels after being reduced in the early months of COVID-19. The stock-based compensation charges incurred in the nine months ended September 20, 2021 primarily related to the satisfaction of the performance based vesting condition for RSUs and PSUs that was satisfied by our Direct Listing. The same period in the prior year included elevated stock based compensation of $41.7 million primarily associated with the sale of shares by employees to a third-party investor.

Interest and Other (Loss), Net

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Interest and other (loss), net	$(452)	$(626)	$174	(27.8)%
As a percentage of net revenue	(0.1)%	(0.2)%		0.1%
Interest and other (loss), net decreased by $0.2 million, or (27.8)%, for the nine months ended September 30, 2021 compared to the same period in 2020. This decrease was primarily driven by lower interest expense due to the repayment of the balance outstanding on our Credit Facility in August 2020.
Provision for Income Taxes

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Provision for income taxes	$151	$478	$(327)	(68.4)%
As a percentage of net revenue	—%	0.2%		(0.2)%
Provision for income taxes decreased $0.3 million, or 68.4%, for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the change in pre-tax loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense.
Seasonality
Historically, our business has not experienced material seasonal fluctuations in net revenue. We do observe moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue upon order delivery, any orders placed at the end of December are recognized as revenue upon delivery which may occur in the following year, and as such we typically see revenue decrease sequentially from the first quarter to the second quarter.
Our business has experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and increased marketing and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year (see above for more details). In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of December 31, 2020, we had cash and cash equivalents of $314.1 million, which was primarily held for working capital purposes, and an accumulated deficit of $325.4 million. As of September 30, 2021, we had cash and cash equivalents of $266.2 million, which was primarily held for working capital purposes, and an accumulated deficit of $447.3 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business and sales and marketing activities. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent COVID-19 pandemic has caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Credit Facility
In August 2013, we, Warby Parker Retail, Inc., a wholly owned subsidiary, and the other co-borrowers party thereto from time to time, entered into the Loan and Security Agreement with Comerica Bank, or the Credit Facility, as amended, that consists of a revolving credit line of up to $50.0 million. The revolving credit line has a sub-limit of up to $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bear interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate (as defined in the credit agreement), with no additional margin. We are charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings remain less than $15.0 million.
In February and March 2020, we borrowed a total of $30.9 million under the Credit Facility, which was fully repaid in August 2020.
Other than letters of credit used to secure certain leases in lieu of a cash security deposit of $3.6 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively, there were no other borrowings outstanding under the Credit Facility as of such dates.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Net cash (used in) provided by operating activities	$(135)	$13,386
Net cash used in investing activities	(34,018)	(14,748)
Net cash (used in) provided by financing activities	(13,575)	245,597
Effect of exchange rates on cash	(120)	(263)
Net (decrease) increase in cash and cash equivalents	$(47,848)	$243,972
Cash Flows from Operating Activities
Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2021, consisting of a net loss of $98.4 million adjusted for $99.1 million of non-cash expenses and $0.8 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $15.3 million of depreciation and amortization, $76.0 million of stock-based compensation, and $7.8 million of non-cash charitable contributions. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses, accounts payable, and deferred rent, partially offset by an increase in net inventory to support the growth of our business and decreases in deferred revenue.
Net cash provided by operating activities was $13.4 million for the nine months ended September 30, 2020, consisting of a net loss of $51.6 million, adjusted for $57.0 million of non-cash expenses and $8.0 million of net cash provided as a result of changes in operating assets and liabilities. The non-cash charges included $43.7 million of stock-based compensation and $13.3 million of depreciation and amortization. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses and accounts payable, partially offset by a decrease in deferred revenue and an increase in net inventory to support the growth of our business.

Cash Flows from Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $34.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our supply chain infrastructure and capitalized software development costs.
For the nine months ended September 30, 2020, net cash used in investing activities was $14.7 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our corporate facilities and capitalized software development costs.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, net cash used in financing activities was $13.6 million, which was primarily related to tax withholdings on exercises and releases of employee equity awards and repurchases of stock during the period, including shares repurchased in connection with our Tender Offer, partially offset by repayments of related party loans and proceeds from stock option exercises.
For the nine months ended September 30, 2020, net cash provided by financing activities was $245.6 million, which was primarily related to $124.7 million of net proceeds from our Series F redeemable convertible preferred stock issuance and $119.0 million of net proceeds from our Series G redeemable convertible preferred stock issuance.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in the Prospectus.
Off-Balance Sheet Arrangements
We enter into standby letters of credit to secure certain leases in lieu of a cash security deposit. We had issued letters of credit of $3.6 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively, under our Credit Facility. We did not have any other off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited consolidated financial statements appearing elsewhere in the Prospectus. During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.
JOBS Act
We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in currency rates, interest rates, or inflation.
Foreign Exchange Risk
We are exposed to changes in foreign currency rates as a result of our foreign operations and international suppliers from whom we purchase in Japanese yen and euros. Revenue and income generated by our operations in Canada and our cost of goods sold will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. We do not believe that foreign exchange rates have a material effect on our business, financial condition or results of operations.
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2021 consisted of $266.2 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with the preparation of our consolidated financial statements for 2020, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses identified relate to (i) information technology general controls, in the areas of user access and program change management, over our key accounting, reporting, and proprietary systems and (ii) certain process and application controls within our financial reporting processes to enforce segregation of duties, prevent and detect errors, support timely reconciliation and analysis of certain key accounts, and enable the review of manual journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Remediation Measures
In order to remediate these material weaknesses, we have made progress in the following actions, among others:
•development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system;
•continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities;
•implementation of additional review controls and processes and requiring timely account reconciliations and analyses; and
•implementation of processes and controls to better identify and manage segregation of duties.
We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing these remediation efforts; however, these remediation efforts will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information contained under the heading “Litigation” in Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, as well as our audited consolidated financial statements and related notes as disclosed in our final prospectus, dated September 17, 2021, filed in connection with our direct listing with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on September 29, 2021, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
We have grown rapidly over the last several years, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. For example, we launched our first “store within a store” retail concept starting in 2010 in cities such as New York, Nashville, and San Francisco, followed by our first permanent retail store in New York in 2013. Since then, we have grown to 154 retail stores across the United States and Canada as of September 30, 2021. Additionally, our net revenue increased 45.2% from $280.9 million for the nine months ended September 30, 2020 to $407.9 million for the nine months ended September 30, 2021. To effectively manage and capitalize on our growth, we must continue to strengthen engagement with our existing customers, grow our brand awareness, expand our retail footprint, continue to invest in design and technology, expand our vision care offering, and evaluate potential opportunities to expand into new international markets. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Moreover, the vertically integrated nature of our business, where we design all of our own glasses in our New York headquarters, contract manufacture all of our glass frames, fulfill the glasses we sell at our own optical and fulfillment laboratories as well as at third-party contract laboratories, sell our products exclusively through our own retail stores, e-commerce site and mobile application, and service our products, exposes us to risk and disruption at many points that are critical to successfully operating our business, and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.
Our growth strategy contemplates a significant expansion of our retail store footprint, increase in our advertising and other marketing spending and expansion of our vision care services. As we seek to increase the scope of services that we provide and expand in the types of payments we receive from customers from cash-pay to vision plans and health plans, we will increasingly be subject to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws. In addition, many of our existing retail stores are relatively new and these retail stores or future retail stores may not generate net revenue and cash flow comparable with those generated by our more mature stores, especially as we move to new or expand in existing geographic markets. For example, approximately 85% of our retail stores have been opened in the last five years. Moreover, certain occurrences outside of our control may result in the closure of our retail stores. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail stores in March 2020, and while we have since reopened all retail stores, it has been under new operating limitations such as shorter operating hours, mask guidelines for employees and customers, and other constraints on our previous retail sales strategies. We have also had to temporarily close certain retail stores due to employee illness and may need to do so in the future. We are unable to predict whether consumer shopping behaviors will change as we make these changes to adjust to the COVID-19 pandemic. Further, our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
The industry for stylish, affordable glasses, as well as for our other optical products and services is rapidly evolving and may not develop as we expect. Even if our net revenue continues to increase, our net revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, you should not rely on our net revenue growth rate for any prior period as an indication of our future performance. Overall growth of our net revenue will depend on a number of factors, including our ability to:
•price our products and services so that we are able to attract new customers, and expand our relationships with existing customers;
•accurately forecast our net revenue and plan our operating expenses;
•successfully compete with other companies that are currently in, or may in the future enter, the industry or the markets in which we compete, and respond to developments from these competitors such as pricing changes and the introduction of new products and services;
•comply with existing and new laws and regulations applicable to our business;
•successfully expand in existing geographic markets and enter new geographic markets, including international markets;
•successfully expand and gain market adoption on our market share by offering customers the ability to pay through managed vision care, vision insurance, and other third-party payors;
•successfully develop new offerings, including new offerings with higher margins, and innovate and enhance our existing products and services and their features, including in response to new trends, competitive dynamics, or the needs of customers;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our business;
•avoid interruptions or disruptions in distributing our products and services;
•provide customers with a high-quality experience and customer service and support that meets their needs;
•hire, integrate, and retain talented sales, customer experience, product design, and development and other personnel, including vision care professionals;
•expand vision care services provided by optometrists employed either by us or by independent professional corporations or similar entities or with whom we have contractual arrangements;
•effectively manage growth of our business, personnel, and operations, including new retail store openings;
•effectively manage our costs related to our business and operations; and
•maintain and enhance our reputation and the value of our brand.
Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and operating results.
We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased net revenue growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our net revenue growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.

Increases in component costs, shipping costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and factors such as wage rate increases and inflation can have a material adverse effect on our business, financial condition, and operating results.
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., China, Italy, Vietnam, and Japan, and, in particular, over half of the cellulose acetate used to produce many of our frames is provided by a single supplier. Aside from the cellulose acetate that we source ourselves, our contract manufacturers purchase many of these components on our behalf, including sun lenses, demo lenses, hinge and core kits, and branded logos, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited, which may be heightened in light of the ongoing COVID-19 pandemic. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers.
In addition, substantially all of our components are shipped directly from our contract manufacturers to our optical laboratories in the United States or our third-party optical laboratories in the United States and China, where lenses are cut and mounted into frames. These laboratories process most of the glasses ordered by our customers. Once processed at the laboratories, the finished products are then sorted and shipped using third-party carriers to our retail stores for customer pickup or directly to our customers. Our glass frames for our Home Try-On program are shipped directly from our contract manufacturers to our third-party distribution center in the United States for shipment directly to our customers. We depend in large part on the orderly operation of this distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our optical laboratory network and third-party distribution center. Increases in transportation costs (including increases in fuel costs), issues with overseas shipments, supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, and unexpected delivery interruptions or delays also have the potential to derail our distribution process.
Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to the COVID-19 pandemic, and limit our ability to procure timely delivery of supplies or finished goods and services. We face additional risks related to the optical laboratory we contract with in China and suppliers in China, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs, and duties.
We source components from suppliers located in China. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the U.S. from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. Given the recent change in the U.S. presidential administration, there is uncertainty whether there will be, and the resulting impacts of, any changes to U.S. government trade policy. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. While it is too early to predict how the China tariffs will impact our business, our financial results may also be impacted by any resulting economic slowdown.

The inability to fulfill, or any delays in processing, customer orders through our optical laboratory network or any quality issues could result in the loss of customers, issuances of refunds or credits, and may also adversely affect our reputation. The success of our retail stores and e-commerce sales depends on the timely receipt of products by our customers and any repeated, intermittent or long-term disruption in, or failures of, the operations of our distribution center and/or optical laboratories could result in lower sales and profitability, a loss of loyalty to our brands, and excess inventory. The insurance we maintain for business interruption may not cover all risk, or be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, if at all, and any insurance proceeds may not be paid to us in a timely manner.
Furthermore, increases in compensation, wage pressure, and other expenses for our employees, may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general, and administrative expenses. Our competitive price model and pricing pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.
The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
Although we offer a differentiated distribution and service business model, we continue to compete directly with large, integrated optical players that have multiple brands and retail banners, such as EssilorLuxottica and VSP. This competition takes place both in physical retail locations as well as online, for both glasses and contact lenses. In addition to glasses, we sell both our own private label Scout by Warby Parker contact lenses that we contract manufacture as well as many leading third-party contact lens brands. We also compete with independent ophthalmologists, optometrists, and opticians located in our markets as they often provide many goods and services similar to those that we provide. To compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our products and services, obtain regulatory approvals in a timely manner where required, and process and successfully market our products.
Many of our competitors have greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. As a result, they may be able to engage in extensive and prolonged price promotions or otherwise offer more competitive prices, which may adversely affect our business. They may also be able to spend more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater compared to those of our competitors, the pricing of our products and services may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of glasses and contact lenses as well as in managed care, and many of our competitors operate under a variety of brands and price points. These competitors can advantageously leverage this structure to better compete and access the market and certain vertically integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase some of our product components from suppliers who are affiliates of one or more competitors. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks.
We may not continue to be able to successfully compete against existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors, and changes in the retail markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.
If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.
The growth of our business is dependent upon our ability to continue to grow by cost-effectively retaining our existing customers and increasing their AOV, and adding new customers. Although we believe that many customers originate from word-of-mouth and other non-paid referrals, we expect to continue to expend resources and run marketing campaigns to acquire additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base, increase their AOV or fail to retain customers, our net revenue may grow slower than expected or decline.
The growth of our e-commerce channel is critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for glasses and contact lenses than e-commerce offerings in other industries such as consumer electronics and apparel. Improving upon the consumer in-store experience through an online platform is difficult due to broad consumer demands on selection, quality, convenience, and affordability. Changing traditional optical retail habits is difficult, and if consumers and retailers do not embrace online optical retail as we expect, our business and operations could be harmed. Moreover, even if more consumers begin to shop for glasses and contacts online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience increased customer churn, any of which would adversely affect our business and results of operations.
We have also historically generated a significant portion of our revenue from our retail stores, and our growth strategy will depend, in large part, on acquiring customers through the growth of our retail store base and expansion of our existing retail store operations. Our ability to successfully open and operate new retail stores depends on many factors, including, among others, our ability to address regulatory, competitive, merchandising, marketing, distribution, and other challenges encountered in connection with expansion into new markets where we have limited historical experience; negotiate acceptable lease terms at suitable retail stores; construct and open our retail stores on a timely basis; successfully integrate new retail stores into our existing management structure and operations, including information technology integration; recruit and retain qualified optometrists, opticians, and other vision care professionals for any new retail store; and hire, train, and retain an expanded workforce of retail store managers and other personnel. Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new retail stores in a timely and cost-effective manner. In addition, opening new retail stores in our established markets may result in inadvertent oversaturation, temporarily or permanently divert customers and sales from our existing retail stores and e-commerce channels to new retail stores and reduce comparable store sales, thus adversely affecting our overall financial performance.
Our ability to attract new customers and increase net revenue and AOV from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate styles and trends as well as to anticipate and react to changing consumer demands in a timely manner. The success of new and/or enhanced products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost-effectiveness. We are building and improving machine learning models and other technological capabilities to drive improved customer experience, as well as efficiencies in our operations, such as optimized payment processing and customer service, and automated key support workflows. While we expect these technologies to lead to improvements in the performance of our business and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business.
Our number of customers may decline materially or fluctuate as a result of many factors, including, among other things:
•the quality, consumer appeal, price, and reliability of products and services offered by us;
•intense competition in the optical retail industry;
•negative publicity related to our brand;
•lack of market acceptance of our business model;
•unpredictable nature of the impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern;
•changes in availability of our historic or current customer acquisition methods; or
•dissatisfaction with changes we make to our products and services.
In addition, if we are unable to provide high-quality support to customers or help resolve issues in a timely and acceptable manner, our ability to attract and retain customers could be adversely affected. If our number of customers declines or fluctuates for any of these reasons among others, our business would suffer.

Our profitability and cash flows may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to our or our third-party optical laboratories, retail stores and other points of distribution that hold the goods unduly impact our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to adequately forecast demand for any product, or fail to determine the optimal product mix for production purposes, we may face production capacity issues in processing sufficient quantities of a given product. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or if we inappropriately price products, we may have to record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net revenue, and customer dissatisfaction. In addition, because we source components from suppliers located in China, our inventory management may be impacted by enactment or further escalation of tariffs, import restrictions, foreign government regulations, trade restrictions, customs, and duties.
Maintaining adequate inventory requires significant attention and monitoring of market trends, local markets, developments with suppliers, and our distribution network, and it is not certain that we will be effective in our inventory management. We are subject to the risk of inventory loss or theft and we may experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft. In addition, any casualty or disruption to our or our third-party optical laboratories, Home Try-On distribution center, or retail stores may damage or destroy our inventory located there. As we expand our operations, it may be more difficult to effectively manage our inventory. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.
If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.
Maintaining and enhancing our appeal and reputation as a stylish, innovative, and coveted brand is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products and services will depend on a number of factors, including our marketing efforts, ability to continue to develop our products and services, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand will depend largely on our ability to provide stylish products and quality services at competitive prices. Brand promotion activities may not yield increased net revenue, and even if they do, the increased net revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks. Our trademarks may be diluted, and we may suffer harm to our reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.
Unfavorable publicity regarding our products, customer service, or privacy and security practices could also harm our reputation and diminish confidence in, and the use of, our products and services. In addition, negative publicity related to key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had net losses of $98.4 million and $51.6 million for the nine months ended September 30, 2021 and 2020, respectively, and have in the past had net losses. As of September 30, 2021, we had an accumulated deficit of $447.3 million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results.

We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow net revenues and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs and may continue to generate net losses in the near term in order to:
•strengthen the engagement of existing customers;
•drive adoption of our products and services through marketing and incentives and grow brand awareness through brand and eyewear collection campaigns;
•invest in our operations to support the growth, including expanding our retail footprint by selectively opening new retail stores;
•enhance our products and services, including our telehealth offerings, with new designs, functionality, and technology, as applicable;
•expand vision care services provided by optometrists employed either by us or by independent professional corporations or similar entities or with whom we have contractual arrangements;
•invest in our product supply chain for further vertical integration, opening new optical laboratories, and establishing partnerships with new frame manufacturers; and
•evaluate potential expansion into new international markets.
We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these expenses or realize any anticipated. We will also face greater compliance costs associated with the increased scope of our business and being a public company. Any failure to adequately increase net revenue or manage operating costs could prevent us from achieving or sustaining profitability. We may not realize the operating efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs. As such, due to these factors and others, we may not be able to achieve or sustain profitability in the near term or at all. If we are unable to achieve or sustain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.
Failure to recruit and retain optometrists, opticians, and other vision care professionals for our retail stores could materially adversely affect our business, financial condition, and results of operations.
Our operations depend on our ability to offer eye exams for glasses and contact lenses. Our ability to hire optometrists, opticians, and other vision care professionals and/or contract with optometrists or independent professional corporations or similar entities that employ optometrists for our retail stores that offer such eye exams is important to our operations as well as our growth strategy, but there is no assurance that we will be successful in recruiting such professionals. Furthermore, our operations are subject to state licensing laws and many states require that opticians be licensed to dispense and fit glasses and contact lenses.
Our ability to attract and retain optometrists, opticians and other vision care professionals and/or contract with optometrists or independent professional corporations or similar entities that employ optometrists depends on several factors. We compete with other optical retail companies, health systems and group practices for vision care professionals. We, as well as the professional corporations or similar entities that employ optometrists in certain of our retail stores, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for vision care professionals could raise our costs and put pressure on our margins.
The loss of or the inability by us or our affiliated professional entities to foster new relationships with such vision care professionals could impair our ability to provide services to our customers and/or cause our customers to go elsewhere for their optical needs. A change to any of the foregoing relationships could have a material adverse effect on our business, financial condition, and results of operations.
We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.
We rely heavily on our in-house information technology and enterprise resource planning systems, the latter of which we are in the process of transitioning, for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security, and consistent operations of these systems, which are highly reliant on the coordination of our internal business and engineering teams. We also collect, process, and store sensitive and confidential information, including our proprietary business information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.
Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics, and natural disasters; our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
Our systems and those of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify our private and sensitive third-party information including personal health information, credit card information, and personal identification information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of this information and our systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle. For example, in 2018, we experienced a credential stuffing attack in which malicious third parties likely used credentials compromised in data breaches suffered by other, unaffiliated companies to access accounts on our platform. In 2019, we received notice from the Office for Civil Rights, or OCR, of the U.S. Department of Health and Human Services indicating that OCR would begin an investigation regarding the incident and our compliance with the Health Insurance Portability and Accountability Act, or HIPAA, Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with the HIPAA Privacy, Security, and Breach Notification Rules. To resolve the open investigations, OCR may, among other actions, request a monetary settlement and/or a corrective action plan for a period of one to three years, including through a resolution agreement, or impose civil money penalties for non-compliance. We continue to work on a resolution with OCR. While we employ a number of security measures designed to prevent, detect, and mitigate potential for harm to our users from the theft of or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such breach, attack, virus, or other event could result in additional costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.
We also rely on a number of third-party service providers to operate our critical business systems, provide us with software, and process confidential and personal information, such as the payment processors that process customer credit card payments, which expose us to security risks outside of our direct control and our ability to monitor these third-party service providers’ data security is limited. These service providers could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.
A security breach may also cause us to breach our contractual obligations. Our agreements with certain customers, business partners, or other stakeholders may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security incident could lead to claims by our customers, business partners, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. In addition, our inability to comply with data privacy obligations in our contracts or our inability to flow down such obligations to our vendors, collaborators, other contractors, or consultants may cause us to breach our contracts. As a result, we could be subject to legal action or our customers or business partners could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
In addition, any such access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU and United States. In addition, although we seek to detect and investigate all data security incidents, security breaches, and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
The cost of investigating, mitigating, and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others can be significant. Further, defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, revenues, results of operations, or cash flows. Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasing amounts of proprietary and sensitive data.
Our e-commerce and omnichannel business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.
As an e-commerce and omnichannel retailer, we encounter risks and difficulties frequently experienced by businesses with significant online sales. The successful operation of our business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. Risks associated with our e-commerce and omnichannel business include:
•uncertainties associated with our websites, mobile applications and in-store systems including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our systems software, inadequate system capacity, computer viruses, human error, security breaches, legal claims related to our systems operations, and fulfillment;
•our partnership with select third-party apps, through which we sell a portion of our products, are subject to changes in their technology interfaces, website downtime and other technical failures, costs, and issues;
•disruptions in internet service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;
•rapid technology changes;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•liability for online content;
•cybersecurity and consumer privacy and HIPAA concerns and regulation; and
•natural disasters or adverse weather conditions.
Our online sales also expose us to broader applicability of regulations, as well as additional regulations, such as the prescription verification and other requirements under the Fairness to Contact Lens Consumers Act, or the FCLCA, rules relating to registration of internet sellers, certain anti-money laundering, trade sanction, anti-corruption, anti-bribery, and international trade laws. Problems in any of these areas could result in a reduction in sales, increased costs, sanctions or penalties, and damage to our reputation and brands.
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces, virtual and augmented reality, and other e-commerce marketing tools such as paid search and mobile application, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies, which could harm our competitive position.
The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
The COVID-19 pandemic and the travel restrictions, quarantines, other and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets, and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic, including the Delta variant, may persist for an indefinite period of time, even after the pandemic has subsided.
As a result of the pandemic, the recommendations of government and health authorities and our concern for the health and safety of our team members and customers, our retail stores closed to the public beginning on March 14, 2020. We began reopening our retail stores to the public through a phased approach commencing on May 14, 2020 and successfully completed the reopening process by December 31, 2020. We also transitioned our Corporate and Customer Experience teams to remote work and closed our in-house optical lab for 24 hours to implement robust safety and sanitization protocols. While we expect to be able to continue operations for the duration of the pandemic, our retail store operations are subject to change based on market conditions and the continued evolution of the pandemic and we continue to monitor and adjust our health and safety protocols. In addition, since the onset of the COVID-19 pandemic, some of our suppliers and logistics providers have experienced supply constraints or labor shortages due to the pandemic. These impacts resulted in disruptions to our product and delivery supply chain, including increased delivery times for certain products.
COVID-19 and related governmental reactions have had and may continue to have a negative impact on our financial condition, business, and results of operations due to the occurrence of some or all of the following events or circumstances, among others:
•our inability to manage our business effectively due to key employees becoming ill or being unable to travel to our retail stores and other facilities;

•our and our third-party suppliers’, contract manufacturers’, logistics providers’, and other business partners’ inability to operate worksites at full capacity or at all, including manufacturing facilities and shipping and fulfillment centers, due to employee illness or reluctance to appear at work, or “stay-at-home” regulations;
•longer wait times and delayed responses to customer support inquiries and requests;
•our inability to meet consumer demand and delays in the delivery of our products to our customers, resulting in reputational harm and damaged customer relationships;
•increased rates of post-purchase order cancellation as a result of longer delivery lead times and delivery reschedules;
•increased return rates due to a decrease in consumer discretionary spending;
•inventory shortages caused by a combination of increased demand that has been difficult to predict with accuracy, and longer lead-times and component shortages in the manufacturing of our products, due to work restrictions related to COVID-19, shut-down, or disruption of international suppliers, import/export conditions such as port congestion, and local government orders;
•interruptions in manufacturing (including the sourcing of key components), shipment and delivery of our products;
•disruptions of the operations of our third-party suppliers, which could impact our ability to purchase components at efficient prices and in sufficient amounts; and
•incurrence of significant increases to employee health care and benefits costs as well as costs related to regular COVID-19 testing of certain of our employees.
The scope and duration of the pandemic, including the current resurgences as a result of the Delta variant in various regions in the United States and globally and other future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
While we believe that the long-term fundamentals of our business are largely unchanged, and anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details on the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.
Future operational success depends on our ability to develop, maintain and extend relationships with managed vision care companies, vision insurance providers, and other third-party payors, or otherwise continue to attract these members to shop with us.
An increasing percentage of our customers and prospective customers receive vision insurance coverage through third-party payors, including vision insurance companies and managed care payors. We have relationships with only a few vision care insurers in the United States. Our future operational success could depend on our ability to establish relationships with vision care insurers and major carriers and to negotiate contracts with managed vision care companies, vision insurance providers, and other third-party payors, several of whom have significant market share.
Although many customers with vision insurance coverage through third-party payors that we do not have relationships with have been willing to either use their out-of-network benefits or forego using their benefits in order to shop with us or to shop with us for additional purchases once they have exhausted their vision care benefits, these customers may be less willing to take these actions over time as the third-party payors increase their market power/networks, decrease or alter their out-of-network benefits, or otherwise influence customer behavior.
We may be unable to establish or maintain satisfactory relationships with managed care and other third-party payors. In addition, many third-party payors have existing provider structures in place that they may be unable or unwilling to change. Some vertically integrated payors also have their own networks, and these payors may take actions to maintain or protect these networks in ways that negatively affect us, including by increasing costs or not allowing our new or existing stores to participate in their networks. Increasing consolidation in the optical industry may give such payors greater market power which may adversely affect our ability to negotiate reimbursement rates under managed care arrangements. Our inability to enter into arrangements with third-party payors in the future or to maintain existing relationships with third-party payors on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.
For the small portion of our net revenue that is currently derived from third-party coverage and reimbursement, including Medicare Advantage and commercial insurance plans, such as managed vision care plans, we and our employed and affiliated vision care professionals, as applicable, are generally reimbursed for the vision care services and products that we or our affiliated vision care professionals provide through payment systems managed by private insurance companies, managed care organizations, and governmental agencies. Coverage and payment levels are determined at each third-party payor’s discretion, and we have limited control over third-party payor’s decision-making with respect to coverage and payment levels. Coverage restrictions and reductions in reimbursement levels or payment methodologies may negatively impact our sales and profits. We cannot provide any assurances that we will be able to maintain or increase our participation in third-party payor arrangements or that we will be adequately reimbursed by managed care payors, vision insurance providers, and other third-party payors for the services we provide and the products we sell.
Our business is affected by seasonality.
Our business is subject to seasonal fluctuation. We do observe moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue upon order delivery, any orders placed at the end of December are recognized as revenue upon delivery which may occur in the following year.
Our business has experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and increased marketing and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.
Certain technological advances, greater availability of, or increased consumer preferences for, vision correction alternatives to prescription eyeglasses or contact lenses, and future drug development for the correction of vision-related problems may reduce the demand for our products and adversely impact our business and profitability.
Technological advances in vision care, including the development of new or improved products, as well as future drug development for the correction of vision-related problems, could significantly change how vision care may be conducted and make our existing products less attractive or even obsolete. The greater availability and acceptance, or reductions in the cost, of vision correction alternatives to prescription eyeglasses and contact lenses, such as corneal refractive surgery procedures, including radial keratotomy, photorefractive keratotomy, or PRK, and LASIK, may reduce the demand for our products, lower our sales, and thereby adversely impact our business and profitability.
Environmental, social, and governance matters may impact our business and reputation.
Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social, and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access our products and solutions are of particular importance.
ESG is embedded in our core value and vision, including but not limited to the administration of our Buy a Pair, Give a Pair program in over 50 countries, and we actively take into consideration their expected impact on the sustainability of our business over time and the potential impact of our business on society and the environment. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our customers’ or society’s expectations as to our proper role. If we fail to meet the ESG values, standards and metrics that we set for ourselves, or our articulated public benefit purposes, we may experience negative publicity and a loss of customers as a result, which will adversely affect our business, financial condition, and results of operations. See “—Risks Related to Our Existence as Public Benefit Corporation.”
We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.
Our success and future growth depend largely upon the continued services of our management team, including our Co-Founders and Co-Chief Executive Officers Neil Blumenthal and Dave Gilboa. From time to time, there may be changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key person life insurance with respect to any member of management or other employee.
In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled employees with the skills and technical knowledge that we require, including software design and programming, eyewear design, marketing, merchandising, retail sales, operations, and other key management skills and knowledge. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in the New York City region, and new hires require significant training and time before they achieve full productivity, particularly in retail sales and Customer Experience. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, all of whom are at-will employees in the U.S. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture has been critical to our success. Our public benefit corporation status and commitment to doing good distinguish us from our competitors and promote positive impact and equity among our employees and customers. Our company culture stands for fun, creativity, and doing good in the world. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;

•the increasing size and geographic diversity of our workforce, and our ability to promote a uniform and consistent culture across all our offices and employees;
•the market perception about our charitable contributions and social and political stances;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
Our unique culture is one of our core characteristics that helps us to attract and retain key personnel. If we are not able to maintain our culture, we would have to incur additional costs and find alternative methods to recruit key employees, which in turn could cause our business, results of operations, and financial condition to be adversely affected.
We derive most of our revenue from sales of our glasses. A decline in sales of our glasses would negatively affect our business, financial condition, and results of operations.
We derive most of our revenue from the sale of one product, our glasses. Our glasses are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a material decline in our revenue. Because we derive most of our revenue from the sale of our glasses, any material decline in sales of our glasses would have a material adverse impact on our business, financial condition, and operating results.
We could be adversely affected by product liability, product recall or personal injury issues.
We could be adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain or product mishandling issues. Product liability or personal injury claims may be asserted against us with respect to any of the products we sell or services we provide. The provision of professional eye care services by the vision care professionals employed by us or by independent professional corporations or similar entities or with whom we have contractual arrangements also increases our exposure to professional liability claims. There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage. In addition, a government or other regulatory agency could require us or one of our vendors or suppliers to remove a particular product from the market for, among other reasons, failure to adhere to product safety requirements or quality control standards. Product recalls can result in the disposal or write-off of merchandise, harm our reputation, and cause us to lose customers, particularly if those recalls cause consumers to question the performance, quality, safety, or reliability of our products. Any significant returns or warranty claims, as well as the timing of such returns or claims, could result in significant additional costs to us and could adversely affect our results of operations.
For our private label Scout by Warby Parker contact lenses, we rely on our contract manufacturer to control the quality and regulatory compliance of their contact lenses. We are not involved in the manufacture of these contact lenses we purchase from this vendor for sale to our customers. Our ability to seek recourse for liabilities and recover costs from this vendor depends on our contractual rights as well as on the financial condition and integrity of the vendor.
Moreover, we engage in further processing, packaging, and labeling activities at our third-party optical laboratories. If the products that we sell, including those that we process, package, or label, are defective or otherwise result in product liability or personal injury claims against us, our business could be adversely affected and we could be subject to adverse regulatory action. If our products or services do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk, and face fines or penalties which could materially adversely affect our financial results.
Refunds, cancellations, and warranty claims could harm our business.
We allow our customers to return our products, subject to our refund policy, which allows any customer to return our products for any reason within the first 30 days of their purchase and receive a full refund. At the time of sale, we establish a reserve for returns, based on historical experience and expected future returns, which is recorded as a reduction of sales. If we experience a substantial increase in refunds, our cancellation reserve levels might not be sufficient and our business, financial condition, and results of operations could be harmed.
In addition, we generally provide a 12-month no scratch guarantee on all of our glass lenses. If a customer has scratched lenses in the first 12 months, we replace the scratched lenses for free. We could incur significant costs to honor this guarantee. In addition, we may at any time or from time to time reduce or increase the term of this guarantee. Any negative publicity related to the perceived quality and safety of our products or to a change in the term of this guarantee could affect our brand image, decrease consumer and customer confidence and demand, and adversely affect our financial condition and operating results.
We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to accurately forecast net revenue and appropriately plan our expenses;
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•changes to our existing product mix and channel mix;
•the effectiveness of our internal controls;
•the seasonality of our business; and
•the impact of the COVID-19 pandemic on our business.
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. See “—Our business is affected by seasonality.”
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through net proceeds from the sale of redeemable convertible preferred stock and common stock and cash flows generated from operating activities. We cannot be certain when, or if, our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our products and services, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, the ongoing COVID-19 pandemic has caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our products and services, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any additional debt could include restrictive covenants that restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances going forward, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies or by entering into partnerships or alliances with third parties rather than through internal development. The identification of suitable acquisition candidates or alliance partners can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified transactions. In addition, if we pursue and complete an acquisition, we may not be able to successfully integrate the acquired business. The risks we face in connection with acquisitions include:
•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;
•our use of cash to pay for an acquisition would limit other potential uses for our cash;
•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business, as well as financial maintenance covenants; and
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations and expose us to unknown risks or liabilities.
Risks Related to Our Legal and Regulatory Environment
We are subject to extensive state, local, and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.
Although the majority of our revenues is derived from cash-pay consumers, we have contracts with certain vision plans, including Medicare Advantage health plans, which subject us to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws, some of which apply to items or services reimbursed by any third-party payor, including self-pay patients. The applicable federal and state healthcare laws that affect our ability to operate include, but are not limited to, the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians (defined to also include optometrists) from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;
•the federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private citizens on behalf of the government through civil whistleblower or qui tam actions, and prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal civil monetary penalties laws, including the Civil Monetary Penalties Law, impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the Physician Payments Sunshine Act and its implementing regulations, which require, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;
•analogous state laws and regulations, including: state anti-kickback and false claims laws, some of which apply to healthcare items or services reimbursed by any third-party payor, including commercial payors and self-pay patients; and
•state licensing and registration laws that apply to our stores and employed and affiliated vision care professionals, including ophthalmologists, optometrists, and opticians. The dispensing of prescription eyeglasses is also regulated in most states in which we do business. In some states, we are required to register our stores as an optical retailer.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight, and reporting obligations to resolve allegations of noncompliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Eyeglasses and contact lenses are regulated as medical devices in the United States by the Food and Drug Administration, or FDA, and under the Food, Drug, and Cosmetic Act, or FDCA, such medical devices must meet a number of regulatory requirements. We also engage in certain manufacturing, packaging, and labeling activities that subject us to direct oversight by the FDA under the FDCA and its implementing regulations. The FDA regulates, among other things, with respect to medical devices: design, development and manufacturing, testing, labeling, content, and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; premarket clearance, classification and approval; recordkeeping procedures; advertising and promotion; recalls and field safety corrective actions; postmarket surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export. The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. The FDA enforces its regulatory requirements through, among other means, periodic unannounced inspections. Failure to comply with applicable regulations could jeopardize our or our contract manufacturers’ ability to manufacture and sell our products and result in FDA enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of clearances or approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.
Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.
Providing telehealth services such as online vision testing through our Virtual Vision Test mobile app by Warby Parker mobile app are generally governed by state laws and regulations and are subject to extensive regulation and oversight by state governmental authorities. Our ability to conduct telehealth services in a particular jurisdiction is directly dependent upon the applicable laws and regulations governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory, and other influences. The extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by states medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid, and state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that once the COVID-19 pandemic is over that such restrictions will not be reinstated or changed in a way that adversely affects our business.
Additionally, it is possible that the laws and rules governing the practice of medicine, including remote care, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will not be subject to reprimands, sanctions, probation, fines, suspension or revocation of licenses, or our ability to offer telehealth services will not be challenged. We may also be the subject of administrative complaints in the future.
State corporate practice of medicine and optometry and fee-splitting laws govern at least some of our business operations, and violation of such laws could result in penalties and adversely affect our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers and our financial condition and results of operations.
In several states where we operate, state corporate practice of medicine and optometry laws prohibit a business corporation from practicing medicine or optometry, directly employing physicians or optometrists to provide professional services, or exercising control over treatment decisions by such professionals. In these states, typically only medical professionals or a professional entity wholly owned by licensed physicians, optometrists, or other licensed medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of professional fees earned by a physician, optometrist or another medical professional for the delivery of healthcare services. Prohibitions on the practice of medicine or optometry and/or fee-splitting between licensed professionals and lay entities may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation, and vary widely from state to state.
In many of our retail stores, we have contractual relationships with optometrists or professional corporations or similar entities that employ ophthalmologists and/or optometrists to provide medical services to our customers. In addition, we have contractual relationships with several professional corporations or similar entities that employ ophthalmologists who review test results and renew prescriptions, as appropriate, of users of both our Virtual Vision Test mobile app and In-Store Prescription Check service. Although we strive to monitor any changes to applicable state laws that may impact these arrangements, we cannot provide any assurance that governmental authorities may assert that we are engaged in the corporate practice of medicine or optometry, or that our contractual relationships with optometrists, ophthalmologists, or professional entities that employ such providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or optometry and/or fee-splitting laws, our provision of services through our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers could be deemed impermissible, requiring us to do a restructuring or reorganization of our business, and we could be subject to injunctions or civil or, in some cases, criminal penalties, any of which could have a material adverse impact on our financial condition and results of operations.
Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including those in our proprietary technologies, know-how, and brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter misappropriation or other violation of or otherwise protect our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or available in every jurisdiction in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively. Further, even if we are successful, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition, and results of operations.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. There can be no assurance that our patent applications will result in issued patents and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with claims sufficiently broad to provide meaningful competitive advantages or may be successfully challenged by third parties. There is also no guarantee that our pending trademark applications for any mark will proceed to registration; our pending applications may be opposed by a third party prior to registration; and even those trademarks that are registered could be challenged by a third party, including by way of revocation or invalidity actions. For example, we have registrations in a number of foreign countries in which we are not currently offering goods or services, and those registrations could be subject to invalidation proceedings if we cannot demonstrate use of the marks by the applicable use deadlines in those countries. In addition, because patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not be able to obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenue. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours. Third parties may apply to register our trademarks or other trademarks similar to our trademarks in jurisdictions before us, thereby creating risks relating to our ability to use and register our trademarks in those jurisdictions. In addition, there could be potential trade name or trademark ownership or infringement claims brought by owners of other rights, including registered trademarks, in our marks or marks similar to ours. Any claims of infringement, brand dilution, or consumer confusion related to our brand (including our trademarks) or any failure to renew key license agreements on acceptable terms could damage our reputation and brand identity and substantially harm our business and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights.
We generally enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or the distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property rights. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Further, any changes in law or interpretation of any such laws, particularly intellectual property laws, may impact our ability to protect, register, or enforce our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and capabilities, impair the functionality of our offerings and capabilities, delay introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation.
Domain names generally are regulated by internet regulatory bodies, and the regulation of domain names is subject to change. Regulatory bodies have and may continue to establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. We may not be able to, or it may not be cost-effective to, acquire or maintain all domain names that utilize the name “Warby Parker” in all of the countries in which we currently conduct or intend to conduct business. If we lose the ability to use a domain name, we could incur significant additional expenses to market our products within that country, including the development of new branding. This could substantially harm our business, results of operations, financial condition and prospects.
We may incur costs to defend against, face liability or for being vulnerable to intellectual property infringement claims brought against us by others.
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business and the number of products we offer. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. We may be particularly vulnerable to such claims, as companies having a substantial online presence are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. We rely on contracts and releases for ownership of copyrighted materials and the right to use images of individuals on our webpage and marketing material, and we may be subject to claims that we did not properly obtain rights, consent, a release, or permission to use certain content or imagery. Many potential litigants have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, could require us to cease use of such intellectual property, and could create ongoing obligations if we are subject to agreements or injunctions (stipulated or imposed) preventing us from engaging in certain acts. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign or rebrand our products, license rights from third parties on potentially unfavorable terms, cease using certain brand names or other intellectual property rights altogether, make substantial payments for royalty or license fees, legal fees, settlement payments or other costs or damages, or admit liability. Such outcomes could encourage others to bring claims against us. To the extent we seek a license to continue offerings or operations found or alleged to infringe third-party intellectual property rights, such a license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. In the event we are required to develop alternative, non-infringing technology, this could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense, and may ultimately not be successful. Any of these events could harm our business and cause our results of operations, liquidity, and financial condition to suffer.
We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses and geolocation, and health information related to their ophthalmic prescriptions. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws and regulations, which have become increasingly stringent in recent years.
Domestic privacy and data security laws are complex and changing rapidly. Many states have enacted laws regulating the online collection, use, and disclosure of personal information and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly.
Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our e-commerce platform, including our websites and mobile applications, rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was recently passed in California. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products may rely in the future; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Some observers have noted that the CCPA, CPRA, and CDPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.
Additionally, we are subject to certain health information privacy and security laws as a result of the health information that we receive in connection with our products and services. These laws and regulations include HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations which establishes privacy, security, and breach notification standards for protected health information processed by health plans, healthcare clearinghouses, and certain healthcare providers, collectively referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. HIPAA requires us to develop and maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort, and expense and we may have to dedicate additional time and resources to ensure compliance with HIPAA requirements. Additionally, it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. For example, as discussed above, in 2018, we experienced a credential stuffing attack in which malicious third parties used credentials compromised in data breaches suffered by other companies to access accounts on our platform and received notice that OCR would be investigating the incident and our compliance with the Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with the Privacy, Security, and Breach Notification Rules. We continue to work on a resolution with OCR. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.
HIPAA imposes mandatory penalties for certain violations. Penalties for such violations of HIPAA and its implementing regulations include civil monetary penalties of up to $59,522 per violation, not to exceed approximately $1.8 million for violations of the same standard in a single calendar year (subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused, such as the CCPA.
In addition, the Telephone Consumer Protection Act, or TCPA, imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Claims that we have violated the TCPA could be costly to litigate, and if successful, expose us to substantial statutory damages.
Foreign privacy laws are also rapidly changing, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. In the European Economic Area, the General Data Protection Regulation, or the GDPR, imposes strict obligations on the ability to collect, analyze, transfer, and otherwise process personal data. This includes requirements with respect to accountability, transparency, obtaining individual consent, international data transfers, security, and confidentiality and personal data breach notifications, which may restrict our processing activities. The GDPR provides for monetary penalties of up to €20 million or 4% of an organization’s annual worldwide revenue, whichever is greater, for violations. Separate, restrictive obligations relating to electronic marketing and the use of cookies which may limit our ability to advertise. Following Brexit, UK law largely mirrors the obligations and fines under the GDPR, e.g. fines up to the greater of £17.5 million or 4% of global turnover. In addition to the foregoing, a breach of privacy legislation could result in regulatory investigations, reputational damage, orders to cease/ change processing of data, enforcement notices, and/ or assessment notices (for a compulsory audit). Companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Furthermore, regulatory guidance is evolving and monitoring developments and compliance will lead to increased costs.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.
Further, we are subject to the PCI Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on third-party vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation.
Compliance with these domestic, foreign, and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Despite our efforts, we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. While we strive to comply with applicable laws and regulations relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings, or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by customers and suppliers, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our website or may even attempt to completely block access to our website. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

Our Virtual Vision Test mobile app is subject to ongoing regulation by the FDA, and our failure to comply with FDA requirements or any delay by or failure of the FDA to authorize our Virtual Vision Test mobile app may adversely affect our business, financial condition, and results of operations.
Our Virtual Vision Test mobile app is regulated by the FDA as a medical device. To date, we have registered and marketed the Virtual Vision Test mobile app as a Class I, 510(k)-exempt visual acuity chart, and have not sought or obtained 510(k) clearance or other FDA marketing authorization for this software. Although we believe the Virtual Vision Test mobile app meets the definition of a Class I 510(k)-exempt medical device, the FDA has taken the position that the Virtual Vision Test mobile application’s functionality requires 510(k) clearance in order to be legally marketed in the United States. We appealed the agency’s position, but on April 28, 2021 the FDA notified us that they continue to take the position that a 510(k) premarket notification is required for our Virtual Vision Test mobile application. As a result, we plan to submit a 510(k) premarket notification for the Virtual Vision Test mobile application, and have engaged in pre-submission meetings with the FDA to understand the information that will be required to support the eventual 510(k) submission. However, we plan to continue marketing the Virtual Vision Test mobile app as we work to obtain 510(k) clearance. In its April 28, 2021 letter, the FDA also notified us that it does not intend to object to our continued marketing of the Virtual Vision Test mobile app without 510(k) clearance, so long as the conditions described in the FDA’s guidance “Enforcement Policy for Remote Ophthalmic Assessment and Monitoring Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” or the Enforcement Policy Guidance, are met. Among other things the Enforcement Policy Guidance states that for the duration of the COVID-19 public health emergency, the FDA does not intend to object to limited modifications to the indications, functionality, hardware, and/or software of visual acuity charts without compliance with certain regulatory requirements, including 510(k) premarket notification requirements, provided that such devices do not create an undue risk in light of the public health emergency.
If the FDA changes its position with respect to our marketing of the Virtual Vision Test mobile application, or if the Enforcement Policy Guidance is revoked, and we continue to market the Virtual Vision Test mobile app without 510(k) clearance, we could be subject to FDA enforcement action, including a Warning Letter, recalls, market withdrawals, and fines or penalties, and we may be required to cease distribution of the Virtual Vision Test mobile app until we have obtained 510(k) clearance from FDA, if ever, which may adversely affect our business operations, financial condition, and results of operations.
We are also subject to ongoing FDA regulation related to our Virtual Vision Test mobile application, including certain requirements under the Quality System Regulation and postmarket reporting requirements, although some FDA requirements are waived during the COVID-19 public health emergency under the Enforcement Policy Guidance. If we fail to comply with any applicable FDA regulatory requirements we could be subject to FDA enforcement action, including a Warning Letter, recalls, and fines or penalties, which may adversely affect our business operations and financial condition.
Eyeglasses and contact lenses are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturers, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.
Our products, including contact lenses, eyeglasses, sunglasses, and our Virtual Vision Test mobile application, among others, are regulated as medical devices by the FDA. In the United States, before a manufacturer can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, the device must first receive either clearance under Section 510(k) of the FDCA, approval of a premarket approval application, or PMA, or grant of a de novo classification request from the FDA, unless an exemption applies. For example, the FDA has required manufacturers of certain disposable and daily-wear contact lenses to obtain 510(k) clearances prior to marketing these products, while requiring manufacturers of certain extended-wear contact lenses to obtain approval of a PMA.
In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the

FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. In the de novo classification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions. The PMA approval, 510(k) clearance and de novo classification processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort, and cost, a device may not obtain marketing authorization by the FDA.
The FDA can delay, limit, or deny marketing authorization of a device for many reasons, including: inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that products are substantially equivalent to a predicate device or are safe and effective for their intended uses, serious and unexpected adverse device effects experienced by users, insufficient clinical or other data needed to support marketing authorization, inability to demonstrate that the clinical and other benefits of the device outweigh the risks, failure of the manufacturing process or facilities to meet applicable requirements, and changes in regulatory policies and procedures.
In the United States, any modification to a product that receives FDA marketing authorization may require the manufacturer to submit a new 510(k) premarket notification and obtain clearance or to submit a PMA and obtain FDA approval prior to implementing the change. For example, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new clearances or approvals are necessary. If we obtain any marketing authorizations from the FDA, we may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or other marketing authorization. If the FDA disagrees with our determination and requires us to seek new marketing authorizations for the modifications for which we have concluded that new marketing authorizations are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain such marketing authorization, and we may be subject to significant regulatory fines or penalties.
To date, we have not obtained authorization from the FDA to market any product in the United States, and we generally intend to rely on our third-party vendors and contract manufacturers, including Menicon, which produces our private label Scout by Warby Parker contact lenses, to have obtained and maintained the necessary marketing authorizations from the FDA for the products we sell. Our failure, or failure by such third parties, to obtain the proper FDA marketing authorizations for our products could lead to FDA enforcement actions, such as market withdrawals, product recalls or civil or criminal penalties that could have a material adverse effect on our business.
Our products must be manufactured and distributed in accordance with applicable laws and regulations, and we or our third-party manufacturers could be forced to recall our products or terminate production if we or they fail to comply with these regulations.
In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s current Good Manufacturing Practices for medical devices, known as the Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, manufacturers of medical devices are required to verify that their suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, we engage in certain relabeling and repackaging activities with respect to our frames and sunglasses products, and these activities require us to comply with the FDA’s Unique Device Identification System Final Rule, or UDI Final Rule. Among other things, the UDI final rule obligates device labelers to include unique device identifiers, or UDIs, on certain medical device labels and packages, and to submit certain data pertaining to device labeling to the FDA’s Global Unique Device Identification Database, unless an exception applies. The UDI Final Rule’s requirements were intended to be phased in over a seven-year period, according to established compliance for certain types of classified devices. The established deadline for labelers of certain Class I and unfinished medical devices to comply with the UDI requirements was originally set for September 24, 2020. However, on July 1, 2020, the FDA published revised final guidance stating that the FDA does not intend to enforce the UDI Final Rule’s requirements with respect to these products before September 24, 2022.
Failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for medical devices; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees. Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.
In addition, the FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. Manufacturers may also choose to voluntarily recall a product if any material deficiency is found. A government mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action the manufacturer takes to redress a product’s deficiencies or defects, the FDA may require the manufacturer to obtain new marketing authorizations prior to resuming marketing or distribution of the corrected device. Seeking such clearances or approvals may delay the ability to replace the recalled devices in a timely manner. Moreover, if we or our third-party manufacturers do not adequately address problems associated with our products, we may face additional regulatory enforcement action.
Moreover, in the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures intended to reduce healthcare costs and improve the quality of healthcare. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. medical device industry. Since its enactment, there have been judicial, executive, and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, the Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare payments to providers by two percent through fiscal year 2030, with the exception of a temporary suspension May 1, 2020 through December 31, 2021. Furthermore, new legislation could be adopted in the future that further limits payments for our products from governmental payors. It is possible that additional governmental action will be taken to address the COVID-19 pandemic.
Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We or our third-party manufacturers may initiate voluntary withdrawals or corrections for our products that we or our third-party manufacturers determine do not require notification of the FDA. If the FDA disagrees with such determinations, it could require the relevant manufacturer to report those actions as recalls and levy enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
Legislative or regulatory reforms may make it more difficult and costly for us or third-party manufacturers to obtain marketing authorizations for, or to manufacture, market, or distribute our products.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our products or impact our ability to modify any products for which we or our third-party manufacturers have already obtained marketing authorizations on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain 510(k) clearances in the future, increase the costs of compliance, or restrict our ability to maintain any marketing authorizations that we may obtain, or otherwise create competition that may negatively affect our business.
More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. For example, in March 2020, the FDA issued a draft guidance describing the testing performance criteria that could support a substantial equivalence determination with respect to certain soft (hydrophilic) daily-wear contact lenses, including the contract manufactured lenses we currently resell under our Scout by Warby Parker label. If the draft guidance is finalized, manufacturers of such contact lenses would have the option to submit a 510(k) under the safety and performance-based pathway, rather than submitting a traditional 510(k) premarket notification.
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any product candidates or make it more difficult to obtain marketing authorizations for, manufacture, market, or distribute any product candidate we are developing. For example, in April 2020, the FDA published a guidance document entitled “Enforcement Policy for Remote Ophthalmic Assessment and Monitoring Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” which among other things, stated FDA’s intention to temporarily exercise enforcement discretion with respect to certain types modifications made to specified ophthalmic assessment and monitoring device types.
We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability
Changes in funding for, or disruptions caused by global health concerns impacting, the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new medical device products from being developed, authorized, or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and authorize the sale of new products can be affected by a variety of factors, including government budget and funding levels; its ability to hire and retain key personnel and accept the payment of user fees; statutory, regulatory, and policy changes; and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or authorized for marketing by necessary government agencies. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone inspections of foreign manufacturing facilities and products, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Other regulatory authorities may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our business.
Failure to comply with laws, regulations, and enforcement activities or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.
In addition to the vision care and healthcare laws and regulations discussed above, we are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, consumer protection laws, immigration, and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, as well as monetary judgment, injunctions, and loss of intellectual property rights in civil litigation, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
Further, the Federal Trade Commission, or FTC, has authority to investigate and prosecute practices that constitute “unfair trade practices,” “deceptive trade practices,” or “unfair methods of competition.” State attorneys general typically have comparable authority, and many states also permit private plaintiffs to bring actions on the basis of these laws. Federal and state consumer protection laws and regulations may apply to our operations and retail offers.
Our transactions with our suppliers and vendors operating in foreign jurisdictions, including China, Italy, Vietnam, and Japan and our quality assurance presence in China may subject us to the U.S. Foreign Corrupt Practices Act, or FCPA, and trade sanction laws, and similar anti-corruption, anti-bribery, and international trade laws, any violation of which could create substantial liability for us and also harm our reputation. Our optical laboratories in the United States subject us to various federal, state, and local laws, regulations and other requirements pertaining to protection of the environment, public health and associate safety, including regulations governing the management of hazardous substances and the maintenance of safe working conditions, such as the Occupational Safety and Health Act of 1970, as amended. These laws also apply generally to all our properties. Our failure to comply with these laws can subject us to criminal and civil liabilities. In connection with our philanthropic endeavors, we must also comply with additional federal, state, and local tax and other laws and regulations.
Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry, or PCI, Standard issued by the Payment Card Industry Security Standards Council, with respect to payment card information. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Our PCI compliance is largely handled by our third-party payment processor since most of our customer payment information is not stored in our systems. However, we are subject to the risk of changes to or disruption in this provider’s service. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.
Our use of third-party open-source software could adversely affect our ability to offer our products and offerings and subjects us to possible litigation.
We use third-party open-source software in connection with the development and deployment of our software applications. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software.
In addition, the use of third-party open-source software typically carries greater technical and legal risks than the use of third-party commercial software because open-source licensors generally do not provide support, warranties, or controls on the functionality or origin of the software. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects could prevent the deployment or impair the functionality of our systems and injure our reputation. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or results of operations, and could help our competitors develop offerings that are similar to or better than ours.
Our business could be adversely impacted by changes in the internet and mobile device accessibility of users. Companies and governmental agencies may restrict access to our products and services, our mobile applications, website, application stores, or the internet generally, which could negatively impact our operations.
Our business depends on customers accessing our products and services via a mobile device or a personal computer, and the internet. We may operate in jurisdictions that provide limited internet connectivity. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our products and services. In addition, the internet infrastructure that we and our customers rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our products and services. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

Governmental agencies in any of the countries in which we or our customers are located could block access to or require a license for our mobile applications, website, or the internet generally for a number of reasons, including security, confidentiality, or regulatory concerns. In addition, companies may adopt policies that prohibit their employees from using our products and services. If companies or governmental entities block, limit, or otherwise restrict customers from accessing our products and services, our business could be negatively impacted, the number of customers could decline or grow more slowly, and our results of operations could be adversely affected.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.
We are subject to the FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we expand our international sales and business, we may engage with business partners and third-party intermediaries to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
We cannot assure you that all of our third-party intermediaries, employees, representatives, contractors, partners, and agents will not take actions in violation of anti-corruption laws, for which we may be ultimately held responsible. As we expand our international business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We could incur significant liabilities related to, and significant costs in complying with, environmental, health, and safety laws and regulations.
Our operations are subject to various national, state, and local environmental, health, and safety laws and regulations that govern, among other things, the health and safety of our employees and the end-users of our products and the materials used in, and the recycling of, our products and their packaging. Non-compliance with, or liability related to, these laws and regulations, which tend to become more stringent over time, could result in substantial fines or penalties, injunctive relief, civil, or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury.
In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic non-recyclable waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on single-use plastic bags, paper bags, reusable bags, and packaging materials. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes could result in increased cost of packaging for our products or otherwise require us to alter our current packaging and bagging practices. Additional regulatory efforts addressing other environmental or safety concerns in the future could similarly impact our business, financial condition, and results of operations.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, false advertising, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
Risks Related to Our Dependence on Third Parties
We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.
We purchase all of the inputs for our products, including glass frames, cellulose acetate, prescription lenses, sun lenses, demo lenses, hinge and core kits and branded logos, packaging materials and other components, parts, and raw materials, directly or indirectly from domestic and international suppliers. For our business to be successful, our suppliers must be willing and able to provide us with inputs in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of inputs on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.
We typically do not enter into long-term contracts with our suppliers and, as such, we operate without significant contractual assurances of continued supply, pricing or access to inputs. Any of our suppliers could discontinue supplying us with desired inputs in sufficient quantities or offer us less favorable terms on future transactions for a variety of reasons. The benefits we currently experience from our suppliers relationships could be adversely affected if our suppliers:
•discontinue selling inputs to us;
•enter into arrangements with competitors that could impair our ability to source their products, including by giving our competitors exclusivity arrangements or limiting our access to certain inputs;
•raise the prices they charge us;
•change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our suppliers have with their various lending institutions; or
•lengthen their lead times.
Events that adversely impact our suppliers could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our suppliers’ business, the financial instability and labor problems of suppliers, inputs quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, shipment issues, the availability of their raw materials, and increased production costs. Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.
We also source inputs directly from suppliers outside of the United States, including China, Italy, Vietnam, and Japan. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver inputs, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability, and economic uncertainties in the countries from which we or our suppliers source our products. For example, our inputs sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses globally due to the COVID-19 pandemic. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our inputs are produced. Moreover, negative press or reports about internationally sourced inputs may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced inputs could have a material adverse effect on our business, financial condition, and results of operations.
Material changes in the pricing practices of our suppliers could negatively impact our profitability. Our suppliers may also increase their pricing if their raw materials become more expensive. The inputs used to manufacture our products are subject to availability constraints and price volatility. Our suppliers may pass the increase in sourcing costs to us through price increases, thereby impacting our margins.
In addition, some of our suppliers may not have the capacity to supply us with sufficient inputs to keep pace with our growth plans, especially if we plan to manufacture significantly greater amounts of inventory. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing suppliers or develop new supplier relationships. One of our lens suppliers as well as a third-party optical laboratory we utilize are owned by a vertically integrated company with retail divisions that compete with us and, as such, we are exposed to the risk that these suppliers may not be willing, or may become unwilling, to sell their products or services to us on acceptable terms, or at all.
We rely on a limited number of suppliers to supply the majority of the inputs to our products and are thus exposed to concentration of supplier risk. For both the years ended December 31, 2019 and 2020, approximately 23% of cost of goods sold were from our top five suppliers. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. Further, as a few major vendors dominate the contact lenses market, the risks associated with finding alternative sources to the contact lenses we source from them may be exacerbated.
We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of third-party suppliers and contract manufacturers for the components that go into the manufacturing of our products. In particular, over half of the cellulose acetate used to produce our frames is provided by a single supplier. We also assemble and fulfill glasses at our optical laboratories as well as at a limited number of third-party optical laboratories. Further, we rely on a single logistics partner to fulfill orders for our Home Try-On program and a limited number of other logistics partners to transport and deliver our products. Our reliance on a limited number of contract manufacturers and logistics partners for our products increases our risks of being unable to deliver our products in a timely and cost-effective manner. In the event of interruption from any of our contract manufacturers or our own fulfillment capabilities, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an epidemic such as the current COVID-19 outbreak, or other interruption at a particular location. In particular, the current COVID-19 outbreak has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.
If we experience a significant increase in demand for our products that cannot be satisfied adequately through our existing manufacturing channels, or if we need to replace an existing manufacturer, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products in a timely manner. For example, if we require additional manufacturing support, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our products to our specifications in sufficient volume. Identifying suitable manufacturers and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our contract manufacturers or logistics partners could have an adverse effect on our business, financial condition, and operating results.
We rely on third parties for elements of the payment processing infrastructure underlying our business. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.
The convenient payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties, including Stripe, Affirm, Inc., and Moneris Solutions (in Canada), for elements of our payment processing infrastructure to accept payments from customers and Coupa, in connection with our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
Future failures of the payment processing infrastructure underlying our business could cause customers to lose trust in our payment operations and could cause them to instead turn to our competitors’ products and services. If the quality or convenience of our payment processing infrastructure declines as a result of these limitations or for any other reason, the attractiveness of our business to customers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by our customers.
Our business relies on Amazon Web Services, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, or results of operations.
Amazon Web Services, or AWS, is a third-party provider of cloud infrastructure services. We outsource substantially all of our core architecture to AWS. AWS provides the cloud computing infrastructure we use to host our website and mobile applications, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile applications and internal tools use computing, storage, data transfer, and other functions and services provided by AWS. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures, and other events beyond our control. In the event that AWS’ or any other third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.
Additionally, data stored with AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our products and services, including due to any failure by us to properly configure our AWS environment. Our business’ continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our products and services, thereby reducing net revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact our business.
Our customer agreement with AWS remains in effect until (i) terminated for convenience, which we may do for any reason by providing AWS notice and closing our account and which AWS may do for any reason by providing us at least 30 days’ notice or (ii) terminated for cause, which either party may do if the other party has an uncured material breach and which AWS may do immediately upon notice. AWS does not have an obligation to renew its agreements with us on terms acceptable to us. Although alternative data center providers could host our business on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement with AWS on commercially acceptable terms, our agreement with AWS is prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If AWS or other infrastructure providers increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.
We depend on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs may continue to rise.
Our success depends on our ability to attract consumers to our website, mobile applications, and select application partners and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources for traffic to our website, mobile applications, and select application partners.
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers and traffic to our website could decrease, any of which could have a material adverse effect on our business, financial condition, and results of operations. Further, our competitors bid on terms like “Warby Parker” as paid keywords, and consumers searching for us could instead by directed to a third-party’s website, which could lead to reduced traffic to our website, which may have a material adverse effect on our business, financial condition, and results of operations. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites.
Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms, and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our mobile applications, our business and operating results are likely to suffer. For example, Apple recently moved to “opt-in” privacy models, requiring consumers to expressly consent to receiving targeted ads, which may reduce the value of inventory on its iOS mobile application platform. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in consumer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how net revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.
The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with digital application stores, in particular, those operated by Apple. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially, particularly if our customer mix skews towards fewer repeat purchases by existing customers and more new customers that require higher costs to acquire. Furthermore, because many of our customers access our products through our mobile applications, we depend on the Apple App Store to distribute our mobile applications. Apple has broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple through our mobile applications, to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute mobile app through their stores, the features we provide and the manner in which we market in-application products. We cannot assure you that Apple will not limit, eliminate or otherwise interfere with the distribution of our mobile applications, the features we provide and the manner in which we market our mobile applications. To the extent it does so, our business, financial condition, and results of operations could be adversely affected.
We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.
We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.
Risks Related to Taxation Matters
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of December 31, 2020, we had a federal net operating loss carryforward of $106.3 million, which will begin to expire in 2031. Furthermore, we had state net operating loss carryforwards of $74.4 million, which will begin to expire in 2031. However $14.6 million of the federal net operating loss is available for indefinite use. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act, or Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning on or after January 1, 2020 and before January 1, 2023.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We completed a Section 382 analysis in February of 2021. We experienced an ownership change in August 2012 and $9.4 million of NOLs were subject to the limitation. However, all of those NOLs were available by the year ended December 31, 2017. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership,some of which may be outside of our control. If we undergo another ownership change, we may incur additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.
Changes in our effective tax rate or liability may have an adverse effect on our results of operations.
We are subject to income taxes in the United States and Canada. Our effective tax rate could be adversely affected due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in the United States or foreign tax laws, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
As and if we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations, and cash flows.
Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income, or other taxes relating to our activities. Tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and digital services. New or revised international, federal, state, or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, digital taxes, sales taxes, VAT, and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

Risks Related to Our Existence as Public Benefit Corporation
Our status as a public benefit corporation may not result in the benefits that we anticipate.
We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits set forth in our current certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.
As a public benefit corporation, we are required to disclose to stockholders a statement at least biennially as to our promotion of the public benefit identified in our current certificate of incorporation and of the best interests of those materially affected by our conduct and such statement shall include, among other things, our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this statement, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, or we fail to make progress towards our specific public benefit purpose, our reputation and status as a public benefit corporation may be harmed.
As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct, and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:
•we may choose to revise or implement policies in ways that we believe will be beneficial to our stakeholders, including suppliers, employees, and local communities, even though the changes may be costly;
•we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve even though there is no immediate return to our stockholders; and
•in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of our stakeholders, including suppliers, employees, and local communities, whose interests may be different from the interests of our stockholders.
Our directors have a fiduciary duty to consider not only our stockholders’ pecuniary interests, but also our specific public benefit and the best interests of stakeholders materially affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ pecuniary interests, but also the company’s specific public benefit and the best interests of stakeholders materially affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. See “Description of Capital Stock—Public Benefit Corporation Status.” In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.
Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own the lesser of 2% of its outstanding capital stock or shares of at least $2 million in market value) are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our business operations, financial conditions, and results of operations.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
The trading price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•the number of shares of our Class A common stock made available for trading;
•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in costs of our inputs;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products, or of acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments, by us or by our competitors;
•additions or departures of board members, management, or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cybersecurity in the United States or globally;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
In addition, stock markets with respect to newly public companies, particularly companies in the retail and technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including retail and technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our Co-Founders, directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. None of our securityholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares. In connection with our direct listing, 89,449,678 shares of Class A common stock became eligible to be immediately sold by certain of our stockholders pursuant to the Prospectus filed in connection with our direct listing, or because the shares had been held by non-affiliates for more than one year. Moreover, once we have been a reporting company subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for 90 days and assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock, and (ii) our directors, executive officers, and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of Class A common stock covered by the Prospectus to the extent not sold thereunder, will be entitled to sell their shares of our Class A common stock subject to volume limitations under Rule 144.
In addition, we filed registration statements on Form S-8 under the Securities Act to register all shares subject to outstanding stock options or reserved for future issuance under our equity compensation plans. These shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.
In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock (including shares of our Class B common stock upon conversion of such shares into Class A common stock) or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
Our Co-Founders and Co-CEOs, Neil Blumenthal and Dave Gilboa, if they choose to act together and if they exercise and/or settle their options and restricted stock units that will exercise or settle into Class B common stock, have the ability to exercise significant influence over all matters submitted to stockholders for approval, including exercising significant control over the outcome of director elections.
Our Class A common stock, which is listed on the NYSE, has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights (except as required by law). The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders, who are our Co-Founders and Co-CEOs. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our Co-Founders and Co-CEOs collectively control a significant percentage of the combined voting power of our common stock and therefore are able to exercise significant influence, and will be able to exercise significant control in the future, if they exercise and/or settle their options and restricted stock units that will exercise or settle into Class B common stock, over all matters submitted to our stockholders for approval until the date of automatic conversion (described further below), when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. The Co-Founders and Co-CEOs also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them.
Future transfers by either of our Co-Founders and Co-CEOs of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier of (i) the transfer of such share to a person not in the same Permitted Ownership Group (as defined in our certificate of incorporation) as the holder, (ii) October 1, 2031 or (iii) with respect to the shares held by any person in Neil Blumenthal’s Permitted Ownership Group, (A) such time as Neil Blumenthal is removed or resigns from the Board of Directors, or otherwise ceases to serve as a Director on the Board of Directors, (B) such time as Neil Blumenthal ceases to be either an employee, officer or consultant of the Company or any of our subsidiaries, or (C) the date that is 12 months after the death or disability of Neil Blumenthal, (2) with respect to any shares held by any person in David Gilboa’s Permitted Ownership Group, (iv) such time as David Gilboa is removed or resigns from the Board of Directors, or otherwise ceases to serve as a Director on the Board of Directors, (B) such time as David Gilboa ceases to be either an employee, officer or consultant of the Company or any of our subsidiaries, or (C) the date that is 12 months after the death or disability of David Gilboa. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the Co-Founder and Co-CEO who retains their shares over the long term.
Pursuant to our certificate of incorporation, we are authorized to issue 150,000,000 shares of Class C common stock, none of which were outstanding as of September 30, 2021. Although we have no current plans to issue any shares of Class C common stock in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the multi-class structure of our capital stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the trading price of our Class A common stock.
The multi-class structure of our common stock additionally has the effect of concentrating voting control with our Class B common stockholders, who are our Co-Founders and Co-CEOs. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, takeover, or other business combination involving us that you, as a stockholder, may otherwise support, and could allow us to take actions that some of our stockholders do not view as beneficial, which could reduce the trading price of our Class A common stock. Furthermore, this concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock. Any issuance of Class C common stock could also cause the trading price of our Class A common stock to decline.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the Risk Factors in this Quarterly Report on Form 10-Q, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, you must rely on the sale of your Class A common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. In August 2021, we issued 178,572 shares of Series A common stock to the Warby Parker Impact Foundation. Our board of directors also authorized up to an additional 1,071,432 shares of Class A common stock for issuance in installments over time and from time to time, in each case, subject to our board of directors’ discretion and approval, to the Warby Parker Impact Foundation or such other nonprofit entity designated by our board of directors, which will result in such dilution. Also, to the extent outstanding stock options to purchase our stock are exercised or RSUs settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We will not be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
In addition to the material weakness in internal control over financial reporting identified in connection with the audit of our financial statements for the fiscal year ended December 31, 2020, as described below, subsequent testing by us or our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have additional material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be materially and adversely affected.
We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of control over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report on the effectiveness of our internal control over financial reporting.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we identified material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified relate to (i) information technology general controls, in the areas of user access and program change management, over our key accounting, reporting, and proprietary systems, and (ii) certain controls within our financial reporting processes to enforce segregation of duties, prevent and detect errors, support timely reconciliation of certain key accounts, and enable review of manual journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
As part of our plan to remediate these material weaknesses, we have made progress in several actions taken to remediate the material weakness, including development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system; and continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities; and we continue to take actions including implementation of additional review controls and processes and requiring timely account reconciliations and analyses; and implementation of processes and controls to better identify and manage segregation of duties.
In light of the control design deficiencies and the resulting material weaknesses that were identified, we believe that it is possible that, had we and our independent registered public accounting firm performed an assessment or audit, respectively, of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.
We cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will, in fact, remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
If we are unable to remediate our existing material weakness or identify additional material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
Certain provisions of our certificate of incorporation, our bylaws , and Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws and provisions of Delaware law applicable to us as a public benefit corporation, that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•a staggered board of directors so that not all members of our board of directors are elected at one time;
•a requirement that our directors may only be removed for cause;
•the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;
•an inability of our stockholders to call special meetings of stockholders;
•a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders;
•the requirement for advance notification of stockholder nominations and proposals;
•a prohibition on cumulative voting for directors;
•the ability of our board of directors to amend our bylaws without stockholder consent;
•the requirement of the approval of a super-majority to amend some provisions in our restated certificate of incorporation and restated bylaws; and
•a multi-class common stock structure in which holders of our Class B common stock, which has ten votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A common stock, Class B common stock and Class C common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit an interested stockholder, defined as, among other things, a person who owns 15% or more of our outstanding voting stock, from entering into a business combination with us for a three-year period following the time such stockholder became an interested stockholder, unless: (1) prior to such time the Board of Directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares for purposes of determining the voting stock outstanding; or (3) at or subsequent to such time the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Any provision in our certificate of incorporation, our bylaws , or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Also, as a public benefit corporation, our board of directors is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, is the exclusive forum for the following types of actions, suits or proceedings: any derivative action, suit or proceeding brought on our behalf, any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by a current or former director, officer or other employee or stockholder of the Company, any action, suit or proceeding asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery, and any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine. If the Court of Chancery does not have subject matter jurisdiction thereof, such actions, suits or proceedings shall be brought in the federal district court of the District of Delaware or other state courts of the State of Delaware. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
General Risk Factors
An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. As a result of the COVID-19 pandemic, we temporarily closed all of our retail stores to the public in March 2020, and while we have since reopened all retail stores, our sales and profitability were adversely affected. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Prolonged or pervasive economic downturns could also slow the pace of new retail store openings or cause current locations to close.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our listing; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complicated, particularly as it relates to accounting for inventory valuation and the related reserves and stock based compensation, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. We plan to adopt ASC No. 2016-02, Leases (Topic 842) for fiscal periods beginning after December 31, 2021. We are currently evaluating the effect of adoption of these standards on our consolidated financial statements and related disclosures, but expect to record a material right-of-use asset and liability on the consolidated balance sheet related to our operating leases upon adoption. Changes to our business model and accounting methods, principles, or interpretations could also result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; valuation of our common stock and equity awards; income taxes; and sales and indirect tax reserves. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
From July 1, 2021 through September 22, 2021 (the date of the filing of our registration statement on Form S-8), we granted to certain directors, officers, employees, consultants, and other service providers restricted stock units covering an aggregate of 163,619 shares of our Series B common stock under our equity compensation plans.
From July 1, 2021 through September 22, 2021 (the date of the filing of our registration statement on Form S-8), we issued to certain directors, officers, employees, consultants and other service providers an aggregate of 40,766 shares of our Series A common stock and 424,220 shares of our Series B common stock upon the exercise of stock options under our equity compensation plans at exercise prices ranging from $0.52 to $24.53 per share.
In August 2021, the Company issued 178,572 shares of Series A common stock to the Warby Parker Impact Foundation, a Delaware exempt corporation. The board of directors also authorized up to an additional 1,071,432 shares of Class A common stock for issuance in installments over time and from time to time, in each case, subject to the board of directors’ discretion and approval, to the Warby Parker Impact Foundation or such other nonprofit entity designated by the board of directors.
We believe that each of the above transactions were exempt from the registration requirements of the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Issuer Purchase of Equity Securities
We did not repurchase any of our common stock in the three months ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
10.1	Warby Parker Inc. 2021 Incentive Award Plan and related form agreements	S-1/A	333-259035	10.6	9/9/2021
10.2	Warby Parker Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259035	10.7	9/9/2021
10.3	Warby Parker Inc. Non-Employee Director Compensation Program	S-1/A	333-259035	10.8	9/9/2021
10.4	Form of Indemnification Agreement between Warby Parker Inc. and each of its directors executive officers	S-1/A	333-259035	10.1	9/9/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARBY PARKER INC.

Date: November 12, 2021	By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

Date: November 12, 2021	By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

Date: November 12, 2021	By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer