Form 10-Q/A
period 2021-09-30
Warby Parker Inc.
filed 2021-11-17
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of November 9, 2021, there were 94,129,746 shares of the registrant's Class A common stock, par value $0.0001 per share, outstanding and 19,053,229 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely for the purpose of clarifying the number of shares on the cover page of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 12, 2021 (the “Original Filing”). The Original Filing inadvertently combined the outstanding shares of Class A common stock and Class B common stock into an aggregated number. The cover page of this Amendment discloses the number of outstanding shares of each class.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also including Item 6 of Part II, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Other than the changes to the cover page, no other changes have been made to the Original Filing.
Part II - Other Information
Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
__________________
*    Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARBY PARKER INC.

Date: November 17, 2021	By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

Date: November 17, 2021	By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

Date: November 17, 2021	By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer