Form 10-K
period 2021-12-31
Warby Parker Inc.
filed 2022-03-18
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40825

Warby Parker Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0423634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

233 Spring Street, 6th Floor East, New York, New York	10013
(Address of registrant’s principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (646) 847-7215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	WRBY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.
As of March 15, 2022, there were 95,280,456 shares of the registrant's Class A common stock and 19,649,467 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Additional Information
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Warby Parker” refer to Warby Parker Inc. and its consolidated subsidiaries. The Warby Parker logo, “Warby Parker,” and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Warby Parker Inc.

Risk Factors Summary
The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations or liquidity. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Risks Related to Our Business and Industry
•We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
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
•The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business.
Risks Related to Our Legal and Regulatory Environment
•We are subject to extensive state, local, and federal vision care and healthcare laws and regulations, and failure to adhere to such laws and regulations would adversely affect our business.
•State corporate practice of medicine and optometry and fee-splitting laws govern at least some of our business operations, and violation of such laws could result in penalties and adversely affect our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers and our financial condition and results of operations.
Risks Related to Our Dependence on Third Parties
•We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.
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
Risks Related to Our Existence as Public Benefit Corporation
•As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
Risks Related to Ownership of Our Class A Common Stock
•The trading price of our Class A common stock may be volatile and could decline significantly and rapidly.
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

Part I.
Item 1. Business

Our Brand
Warby Parker is a mission-driven, lifestyle brand that operates at the intersection of design, technology, healthcare, and social enterprise. We stand for fun, creativity, and doing good in the world. Every day, our team of over 3,000 employees is focused on our mission to inspire and impact the world with vision, purpose, and style (without charging a premium for it). Our ultimate objective is to provide vision for all.
A pioneer of the direct-to-consumer model, Warby Parker is one of the fastest-growing brands at scale in the United States. Through our multichannel business, we have unlocked access to affordable, quality eye care for millions.
Since day one, Warby Parker’s focus on delighting customers and doing good has created a foundation for continuous innovation:
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

•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our more than 160 retail stores.
•We’ve crafted a holistic vision care offering that extends beyond glasses to include contacts, vision tests and eye exams, vision insurance, and beyond. We leverage leading (and in many cases proprietary) technology to enhance our customers’ experiences, whether it’s to help them find a better-fitting frame using our Virtual Try-On tool, or to update their prescription from home using Virtual Vision Test, our telehealth app.
•We recruit and retain highly engaged, motivated team members who are driven by our commitment to scaling a large, growing business while making an impact and are excited to connect their daily work back to our mission.
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. We strive to benefit our employees, customers, communities, partners, and the environment by advancing access to eye care and living our core values. Working closely with our nonprofit partners, we distribute glasses to people in need in more than 50 countries globally and many parts of the United States. Over 10 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
Our Direct-to-Consumer Model
An amazing customer experience at Warby Parker is no accident—it happens when every possible path to our product is as delightful and thoughtful as the next. When we started Warby Parker 12 years ago, there were not many examples of brands that had launched online. Yet we believed that building a digitally native, vertically integrated brand would enable us to circumvent traditional channels, directly build meaningful relationships with consumers, and offer high-quality products at a reasonable price. Since then we have added many additional ways to engage with consumers—from our 161 retail stores to our Virtual Vision Test telehealth app—all with the intention of making the shopping process easy and fun for our customers.
As we continuously seek to elevate the seamless customer experience, we leverage multiple components of our business model, including:
•Customer-First, Direct-to-Consumer. Since our founding, we have built a seamless customer experience, both in store and online, through which we believe we have deepened customer relationships and strengthened brand loyalty. We offer simple, unified pricing often at a lower price than many of our competitors, making the purchase process transparent, easy, and affordable. Our retail stores provide fun, quirky, and stylized environments in which to shop alongside style and fit experts. Our website and mobile app make it quick and easy for our customers to browse, virtually try on, and purchase glasses. All of our infrastructure and customer service support our own brand, enabling us to optimize the look and feel of the user experience from browsing and trying on to purchase. Across all of our channels, we have Customer Experience and Retail team members ready to help at a moment’s notice. And whenever we have room to improve, our teams are the first to know; our direct-to-consumer approach helps us to gather real-time customer feedback and act on it more quickly than our non-DTC competitors.
•Sustainable, Predictable Growth. Eye care purchases are predominantly a non-discretionary medical necessity. Prescription eyewear consumers typically replace their glasses every two to two and a half years, while contact lens customers typically reorder every six to 12 months. Given our brand’s strength and replenishment cycle, we believe we have significant opportunity ahead to grow our wallet share, and delight more and more customers.
•Vertical Integration. We design and sell glasses under our own brand name. Our integrated supply chain consists of owned optical and fulfillment laboratories as well as third-party manufacturing and laboratory partnerships that we have built over the years and gives us control over product quality and fulfillment speed. We do this as we seek to ensure every part of the design, manufacturing, discovery, purchase, and delivery process is consistent with our brand and our commitment to delivering the highest quality products and remarkable customer experiences. In addition, we own data across the entire end-to-end journey that allows us to develop deep customer insights, informing our innovation, and enabling us to create a highly personalized, brand-enhancing experience with each customer.
•Strong Customer Economics. We track our unit economics at the customer level, which we refer to as customer economics, since our customers shop through multiple channels. Our personalized and differentiated digital and retail store experiences are designed to delight the customer.
Our Holistic Vision Care Offering
Since our launch, we have expanded our product offering, creating a seamless and convenient shopping experience for customers interested in not only buying eyeglasses but also sunglasses (with or without prescription lenses), light-responsive lenses, blue-light-filtering lenses, contact lenses, and more. We’ve also introduced services like comprehensive eye exams and groundbreaking in-house technologies like Virtual Vision Test and Virtual Try-On that enhance the overall customer experience. This ongoing innovation is driven by our team’s commitment to solving real consumer problems while building a holistic vision care offering that is unparalleled within the market.
Eyeglasses and Sunglasses
Every pair of Warby Parker glasses and sunglasses is dreamed up in-house, where our team gathers inspiration, sketches designs, and maps out product details for prototyping. We launch more than 20 new collections each year, often incorporating patented designs and extended sizing to offer our customers products that not only fit well but look great. As for frame materials, we select premium—from custom-designed cellulose acetate to ultra-lightweight titanium. Our frames come standard with impact-resistant polycarbonate lenses that block 100% of UVA and UVB rays, plus all our glasses lenses are equipped, at no extra cost, with scratch-resistant and anti-reflective coatings.
Customers can customize their prescription lenses with a variety of options, including single-vision, progressive, light-responsive, blue-light-filtering, and non-prescription lenses. We custom-cut and polish the edges of our lenses, and individually inspect and bench-align each pair before it’s packaged up and sent on its way to the customer.
Contacts
Warby Parker sells its own brand of contacts, Scout by Warby Parker, as well as third-party contact lenses; this allows us to provide customers a truly comprehensive vision care offering.
Launched in 2019, Scout by Warby Parker contact lenses are a convenient and affordable daily contact option made from a super-moist material that resists drying for lasting hydration and comfort. For an added touch of convenience, each Scout lens comes in an innovative, space-saving flat pack that’s easier to transport and store than a traditional contact blister pack, and uses almost 80% less packaging than traditional daily contact packs.
Eye Exams and Vision Tests
We offer multiple ways for customers to get prescriptions and keep their vision in tip-top shape. From friendly and knowledgeable in-person exams at 107 of our retail stores to innovative telehealth services like our Virtual Vision Test app, we provide access to convenient and accessible vision services for primary vision care needs through optometrists employed either by us or by independent professional corporations or similar entities with whom we have contractual arrangements. Throughout their shopping experience, our patients’ health and happiness is our top priority.
The Eyewear Market is Large, Growing, and Ripe for Disruption
Large and Growing Market
The U.S. eyewear market is large and growing. The Vision Council defines the U.S. eyewear market as an approximately $44 billion industry, as of December 2021, that has exhibited consistent, stable growth across multiple economic cycles, and estimates the U.S. glasses market to be approximately $28 billion. Independent optical retailers made up approximately 50% of all optical retail sales in 2021, while the remainder of optical retail sales came from optical retail chains. Globally, the eyewear market is approximately $160 billion, according to Statista and internal company estimates. The industry includes optical retailers’ revenue from the sales of products (including glasses, sunglasses, and contact lenses) and eye care services provided by vision care professionals, including eye exams.
The eyewear industry is resilient to economic cycles given its medical and non-discretionary nature and is defined by durable fundamentals and trends including:
•Most people need vision correction: The Vision Council reported that nearly 200 million or 76% of adults in the United States were using some form of vision correction as of December 2021. In addition, the number of Americans ages 65 and older will more than double over the next 40 years, reaching 80 million in 2040, according to the U.S. Census Bureau. It is estimated that at least 93% of people aged 65 and older wear corrective lenses, as older adults require more vision correction.
•Consistent replenishment cycle: On average, glasses wearers replace their glasses every two years, according to the Vision Council. Additionally, an estimated 43 million people in the United States wear contact lenses that are typically disposable, replaced on a daily, weekly, or monthly basis, driving frequent repurchase. Nearly 70% of contacts wearers purchase contact lenses at least two times per year.
•Increasing screen time usage: With the rising usage of smartphones, tablets, computers, and other devices, over 79% of surveyed Americans have reported an increase in screen time in the past five years, contributing significantly to increased vision correction needs and a steady influx of new customers within the eyewear market.
•Acceleration of e-commerce penetration: While e-commerce penetration is at an all-time high in the U.S. and abroad, it is largely nascent in the eyewear industry, representing approximately 8% of sales in 2020 and 8% of sales in 2021. In comparison, e-commerce penetration in 2020 and 2021 for consumer electronics was 50% and 50%, respectively, and for apparel and accessories was 36% and 33%, respectively, according to eMarketer.
•Increasing prominence of telehealth: According to Statista, 6.6 billion people in the world have a smartphone, accounting for 84% of the global population. DTC telehealth is expected to surpass $16.4 billion by 2025, reflecting an evolution of consumer preferences from in-person to remote medical care.
We believe these factors contribute to rising vision correction needs and a steady influx of new customers who expect an exceptional vision care experience. Industry-wide, a significant portion of customers who use prescription glasses or contacts purchase them from their prescriber. By contrast, the majority of our customers have historically obtained their prescriptions from non-Warby Parker doctors, underscoring the opportunity to expand our own optometric and telehealth services and offer these services to more of our customers. While Warby Parker currently has relationships with only a few vision care insurers in the United States, the majority of our optometric services are covered, in part, as out-of-network services by vision care insurers and major carriers. Our telehealth services are not covered by vision insurance, but we believe customers will continue to use our telehealth services given the convenience and modest cost. To the extent we expand to partner with more vision care insurers, we will have to negotiate with each individual insurer for coverage of the cost of our optometric and telehealth services, which may incur additional time, cost, and resources. According to Statista, the industry is projected to accelerate at a rate above GDP, with an outlook of 5.3% CAGR from 2020 to 2025, supported by secular trends.
Ripe for Change
The eye care industry has largely been slow to innovate, despite strong and defensible fundamentals. The process of buying eyewear has lacked an engaging customer experience and has historically been defined by:

•Underinvested Shopping Experience.The legacy customer journey largely entails going in person to an optical retailer, browsing frames stored behind locked cases, and feeling overwhelmed by the assortment. Customers rely heavily on a dominant physical footprint with little to no digital counterparts.
•Confusing, Unstandardized, and Opaque Pricing. Beyond selection of frames, the purchase decision involves complex, multi-step decision-making with an emphasis on upselling lens alternatives and coating options. We believe there is also little connection between pricing and quality.
•Unappealing Value Proposition. Glasses have historically only been offered at a premium price point, leaving millions of customers without access to stylish, affordable eyewear. There is often a significant markup at 10 to 20x from manufacture to sale, as products are often burdened by various licensing, wholesale, and retail fees that support the legacy supply chain. Upon checkout, customers often find their vision insurance (if they have it) only covers a portion of their purchase.
•Limited Ongoing Customer Engagement. The eyewear industry has been built to maximize individual transactions versus optimize the customer journey. In addition, a concentrated number of companies license the vast majority of premium eyewear brands sold and often wholesale their products through retailers, so they lack direct connection to their end customers.
The legacy optical industry is highly concentrated amongst a few industry players that have created an illusion of choice for consumers. While there are over 41,000 optical retail stores in the U.S. as of 2020, consumers are often unaware that power is consolidated among a handful of companies, whose influence spans the full eyewear value chain from design, to manufacturing, distribution, retailing, and insurance.
Eyewear is unique as it’s both a style choice (“I want it”) and a medical necessity (“I need it”). The legacy purchase experience, however, has primarily emphasized eyewear’s medical attributes. At Warby Parker, we believe customers should be able to purchase high-quality eyewear online or in an engaging retail store environment with helpful, friendly associates committed to delivering a fun experience, all at a unified and transparent price.
Sustainable Growth Driven by Customer Focus and Innovation
As we aspire towards continued ambitious, sustainable growth, we plan to leverage distinct growth strategies, which include:
•Strengthening Engagement with Our Existing Customers. As we further expand our products and services, we see a significant opportunity to deepen relationships with our existing customers. Customers who shop our holistic vision offering across product lines and channels tend to convert to highly loyal returning customers, contributing to consistent growth in lifetime value.
•Growing Brand Awareness. Our brand is integral to the growth of our business and to the implementation of our business expansion strategies. Every aspect of our business is oriented around delighting the customer, which we believe enhances customer loyalty and drives a leading NPS score. Our brand awareness stems from a combination of organic, word-of-mouth marketing, and social media, as well as television, digital, podcasts, and radio. Our low Unaided Brand Awareness illustrates the significant opportunity we have to introduce Warby Parker to new customers.
•Expanding Our Retail Footprint. Stepping into one of our retail stores brings the Warby Parker brand to life; each store showcases our latest product and service offerings while driving brand awareness and total market growth. Our current retail footprint is national and operates across urban and suburban communities with street, lifestyle, and mall locations. Our U.S. retail footprint has a long runway for expansion. Based on analysis we conducted with a third-party research firm, our retail footprint has room to expand in the U.S. to 900+ retail stores, which is still a fraction of the over 41,000 optical retail stores in the United States as of 2020. We are highly selective and discerning about each retail store we open, and we believe our retail stores embody the brand, are efficient customer acquisition vehicles, and will generate significant free cash flow over time.
•Continuing to Invest in Technology and our Digital Experience. We plan to continue to make strategic investments to enhance our digital offering and capabilities, enabling us to provide a more convenient and seamless customer experience. Our team of strategists and technologists prioritizes innovation while developing proprietary tools in-house, whether it’s our Virtual Try-On, Digital PD Tool (which measures pupillary distance), custom point of sale system, or our Virtual Vision Test telehealth app.
•Continuing to Enhance Our Design Capabilities. Our in-house eyewear design team regularly prototypes and develops proprietary eyewear designs that aim to differentiate and elevate our brand within the market. This includes working with our partners to develop custom acetates and deliver first-to-market frame constructions. As we continue to enhance our design capabilities, we believe this will be a competitive advantage moving forward.
•Expanding Our Holistic Vision Care Offering. We plan to continue to build upon our existing products, while selectively introducing new offerings that aim to surprise and delight both new and existing customers. This includes strengthening our offering and position within:
•Glasses. On average, we release over 20 eyewear collections each year; we will continue to scale our core glasses offering by introducing new sizes, shapes, widths, lens offerings, and more to ensure as many people as possible can find a frame that fits, functions, and looks great.
•Contact Lenses. The contact lens market is estimated at $5.5 billion as of December 31, 2021 and contributed only 4% to Warby Parker net revenue for the year ended December 31, 2021.
•Eye Exams and Vision Care. The eye exams and vision care market is estimated at $6.5 billion as of December 31, 2021 and contributed only 2% to Warby Parker net revenue for the year ended December 31, 2021.
•Vision Insurance. Vision insurance comprises approximately 65% of purchases made in the vision care market as of December 31, 2021 and contributed only 3% to Warby Parker net revenue for the year ended December 31, 2021.
For each of these opportunities, we have established businesses that are growing rapidly and can scale over time.
•Evaluating Potential Expansion into New International Markets. With 4.7 billion people globally in need of vision correction, we recognize there is a significant opportunity to introduce customers across the globe to our brand. Expanding internationally would add over $100 billion to our total addressable market. As we grow, we will continue our strategy of evaluating opportunities to open distinctive retail stores in select locations and providing our customers with an engaging online experience.
Our Seamless Experience
We offer our customers a seamless customer experience—whether shopping in-person or online—that’s unparalleled within the market.
E-commerce & Mobile App
Shopping online at Warby Parker is just as seamless an experience as visiting us in person. Our website and mobile app make quick perusing a cinch, and our online quiz helps customers find frames to fill their Home Try-On box based on style, color, and shape preferences, which is ideal for when there’s not a retail store nearby or if you’d prefer to stay home. Customers can even try on glasses virtually using our proprietary Virtual Try-On tool. Plus, our Customer Experience advisors and Social Media team are on standby online via phone, chat, or email to iron out any styling predicaments and answer any questions.
Home Try-On
We started out selling our frames exclusively online—which was a novel concept in 2010. Our Home Try-On program was designed to make it extremely easy and fun for anyone to find the perfect frame, with all the convenience and none of the stress or uncertainty of other online shopping experiences. Customers can pick five of their favorites on our site (or get tailored suggestions after taking a quick quiz) and try them at home for five full days. Oh, and it’s free!
The Home Try-On program is very unique to our business. It is a viral brand awareness program that pays for itself as we maintain an exceptionally high conversion rate from Home Try-On purchases.
Retail Stores
As of December 31, 2021, our retail footprint included 161 retail stores, including 158 locations in the U.S. and 3 locations in Canada. We are located in 37 states or provinces, 111 cities, and 61 Core Markets, and our retail stores are in 47 of the 50 most populous Core Markets in the U.S. Core Market refers to a Core-Based Statistical Area as defined by the U.S. Census Bureau. All of our retail stores are corporate-owned, and we have no franchise retail stores, which allows us complete control over the customer experience.
Our retail stores introduce the brand to new consumers, strengthen relationships with existing customers, and create environments that celebrate the breadth of our vision care offerings, from glasses to contact lenses and eye exams. As we open additional retail stores in existing markets, we continue to build on the initial momentum and observe consistent growth in our e-commerce channel within these markets.
Our retail strategy is thoughtful and data-driven, creative and colorful, and consistent with the Warby Parker brand. The keystone to our strategy is ensuring each retail store location—whether on proven, retail-oriented streets or in high-performing shopping centers—communicates the brand in a consistent and engaging manner to all customers, past, current, and potential.
Manufacturing and Supply Chain
The Warby Parker supply chain is an agile and integrated network that works to get the right order to the right place at the right time. We partner with a large network of more than 30 partners for frame factories, lens and case/kit suppliers, distribution centers, optical laboratories, and freight-forwarding and logistics companies all over the globe. We also leverage our retail locations and in-house optical laboratory in Sloatsburg, New York, and further expanded our network by opening a second in-house optical laboratory in Las Vegas, Nevada, in September 2021.
In addition to fulfilling prescription eyewear orders, our supply chain also supports the Warby Parker Home Try-On program, contacts, sunglasses, gift cards, accessories, and returns fulfillment, as well as the distribution of all goods. These operations are handled out of multiple fulfillment centers in the U.S.
All of our frames are designed at our New York City headquarters, and we handpick raw materials and the suppliers who have the expertise and skill to bring them to life. These deliberate decisions help us stay true to our original aesthetic vision as well as regulatory and performance results. We work with raw material vendors on proprietary development, in addition to frame suppliers on their production methods and machinery to achieve best-in-class performance standards.
Transparency is a crucial element in our vendor relationships. We work directly with manufacturers and raw material suppliers, most notably in China, Japan, Vietnam, and Italy, so we know exactly where and how our products are being manufactured. We regularly bring Warby Parker liaisons to our partner facilities to help us better support and inspect our vendors in following our manufacturing specifications. Monthly material forecasts allow vendors to prepare for any constraints created by peak business needs and check that they will be able to accommodate demand. In addition, our Vendor Compliance Manual details volume and financial penalties incurred if our preferred material or component suppliers are not used, and quarterly reviews ensure there are no surprises.
Product Quality
Before a frame becomes a frame, we’re choosing vendors, selecting materials (we’ve been known to develop specialty acetates with the help of incredibly skilled partners), and performing rigorous product testing with the assistance of third-party agencies, all in the name of the highest quality and safety standards. Our eyewear is considered a medical device by the FDA and regulated as such—so, where applicable, we follow the requirements set by the Consumer Product Safety Commission. We also comply with standards set by the American National Standards Institute for prescription eyewear and sunglasses (both prescription and non-prescription). We require our vendors to comply with the European CE standard, and Warby Parker frames are stamped with the certification mark that indicates conformity with health, safety, and environmental protection standards for products sold within the European Economic Area.
Vendors may only use raw materials and suppliers recommended by Warby Parker to ensure expected results in final third-party testing; these suppliers must submit either internal or third-party test results for both regulatory and performance parameters well before the product reaches the customer. We partner with international third-party testing agencies to verify the results and to also create additional product performance testing protocols, to make sure our frames are built to last and that they perform beautifully for as long as they are worn. These additional protocols range from exposing our eyeglasses and sunglasses to salt water or air (to see if the metal plating fades or rusts) to checking that components of frames constructed with mixed materials are not shrinking at different rates in extreme temperatures and humidity; this means they’re less susceptible to coming apart. If a frame safety issue is ever suspected, our Product Strategy team will investigate the lot number, time of shipment, and vendor to identify and, if necessary, correct the problem.
Vendor Accountability
Alongside the independent fair-labor monitoring group Verité, we piloted the Warby Parker Social Compliance Program in 2012 and formalized it for our direct and key indirect suppliers in 2013. All new direct and key indirect suppliers since have been screened using our social compliance criteria. One hundred percent of our active direct suppliers in China and Japan are audited to ensure compliance with our program, as well as our major suppliers in Italy. We define active direct suppliers as product suppliers that we directly transact with, that each represent more than 10% of our business, and with which we have purchase orders, inventory shipments, and/or payment transactions within the calendar year.
We are committed to making sure that working conditions throughout our supplier network are safe and that employees are treated with dignity. Our Vendor Code of Conduct outlines our requirements for the fair treatment and compensation of all workers—with which we require all direct suppliers to comply—the intention of which is to ensure that our suppliers adhere to our standards on subjects such as child labor, forced labor, discrimination, harassment and abuse, wages and benefits, overtime, housing, freedom of association, subcontracting, local laws, employee feedback, health and safety, environment, and bribery.
Our Competition
Competition in the eyewear industry is principally on the basis of brand image and recognition, as well as product quality, price, innovation, and style. We believe that we successfully compete on the basis of our highly compelling price point combined with uncompromising quality, differentiated consumer experience, and an authentic brand promise. In addition, we believe our vertically integrated supply chain allows us more effective control over our product and brand. We are also differentiated by our cross-platform, multi-generational creative and marketing strategies that increases brand-awareness and strengthens consumer loyalty. Half the market is fragmented and eyewear is sold through independent optical shops who drive the majority of their revenue through eyewear sales. This is unique in the medical world as it’s one of the only places where a prescribing doctor can sell you the product they prescribe.
The eyewear market consists of a fragmented retail channel with an imbalance of asset concentration and significant markups. We are in direct competition with large, integrated optical players that have multiple brands and retail banners, such as EssilorLuxottica and VSP. This competition takes place both in physical retail locations as well as online.
Government Regulation
We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding vision care, state optical and optometry regulations, licensing, healthcare, fraud and abuse, corporate practice of medicine, contact lens prescriptions, medical device labeling and registration, worker classification, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections, background checks, privacy, data security, intellectual property, health and safety, competition, advertising, consumer protection, fees and payments, pricing, product liability and disclosures, personal injury, property damage, communications, unemployment benefits, taxation, unionization and collective bargaining, contracts, arbitration agreements, class action waivers, terms of service, and accessibility of our mobile app or website.
These laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. As we expand our business into new markets or introduce new products, features, or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions. See Item 1A, “Risk Factors”, for a discussion of these and other risks. A summary of certain laws and regulations is described below.
Professional Licensure and Regulation
Our operations are subject to state licensing laws. All states license the practice of ophthalmology and optometry and many states license opticians. The dispensing of prescription eyewear is also regulated in most states in which we do business. In some states, we are required to register our retail stores. A determination of non-compliance against us could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, suspension or loss of provider licenses, and/or restructuring of our arrangements with ophthalmologists and optometrists. For more information, see Item 1A, “Risk Factors---Risks Related to our Legal and Regulatory Environment---We are subject to extensive state, local, and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.”
Healthcare Fraud and Abuse Laws
Although the majority of our revenue is derived from cash-pay consumers, we have contracts with certain vision plans, including Medicare Advantage health plans, which subject us to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral and other healthcare fraud and abuse laws, some of which apply to items or services reimbursed by any third-party payor, including self-pay patients. Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs, and/or imprisonment. For more information, see Item 1A, “Risk Factors---Risks Related to our Legal and Regulatory Environment---We are subject to extensive state, local, and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.”
Corporate Practice of Medicine/Optometry and Similar Laws
Certain state laws, commonly referred to as corporate practice of medicine or optometry, as applicable, and fee-splitting laws are intended to prevent unlicensed persons from interfering with or influencing the physician’s or optometrist’s professional judgment and prohibit the sharing of professional service fees with non-professional or business interests. Many states interpret the corporate practice of medicine/optometry rules broadly to prohibit employment of eye care practitioners by corporations like us and to prohibit various financial arrangements, such as fee-splitting, between eye care practitioners and other entities. Many states also regulate certain business practices as well as landlord-tenant arrangements between optical companies and optometrists. For example, some states prohibit a common entrance to a retail optical location and an optometric office. These laws and regulations can vary significantly by state, requiring us to tailor our operations in each state to the particular laws of such state. Many of these laws and regulations are vague and are subject to the interpretation of regulators and enforcement authorities, which may change over time. States periodically revisit these laws and regulations and we are subject to the ongoing risk that the regulatory scheme in any state can change in ways adverse to us. A determination of non-compliance against us could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, suspension or loss of provider licenses, and/or restructuring of these arrangements. For more information, see Item 1A, “Risk Factors---Risks Related to our Legal and Regulatory Environment---State corporate practice of medicine and optometry and fee-splitting laws govern at least some of our business operations, and violation of such laws could result in penalties and adversely affect our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers and our financial condition and results of operations.”
Data Privacy and Security
Additionally, because we receive, use, store, transmit, and disclose personal data, protected health information and personally identifiable information relating to customers on our platform, we are subject to numerous laws and regulations in the United States and other countries where we do business, as well as industry standards, relating to privacy, data security and data protection, direct marketing, and online advertising. Such laws, regulations, and industry standards include, but are not limited to, Section 5(a) of the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and all regulations promulgated thereunder, Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the California Online Privacy Protection Act, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the GDPR, the Payment Card Industry Data Security Standard, and HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, that impose requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security, and transmission of individually identifiable health information. In 2018, we experienced a credential stuffing attack in which malicious third parties used credentials compromised in data breaches suffered by other companies to access accounts on our platform and received notice that the Office for Civil Rights, or OCR, of the U.S. Department of Health and Human Services would be investigating the incident and our compliance with the Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with the Privacy, Security, and Breach Notification Rules. We continue to work on a resolution with OCR. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. For more information, see Item 1A, “Risk Factors---Risks Related to our Legal and Regulatory Environment---We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.”

FDA Regulation
Our products and our operations are subject to regulation by the U.S. Food and Drug Administration, or FDA, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products, including eyeglasses, sunglasses, contact lenses, visual acuity software, and other ophthalmic products, are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Failure to comply with applicable regulations could jeopardize our or our contract manufacturers’ ability to manufacture and sell our products and result in FDA enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of clearances or approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties. For more information, see Item 1A, “Risk Factors---Risks Related to our Legal and Regulatory Environment---We are subject to extensive state, local, and federal vision care and healthcare laws and regulations and failure to adhere to such laws and regulations would adversely affect our business.” and “Risk Factors---Risks Related to our Legal and Regulatory Environment---Our Virtual Vision Test mobile app is subject to ongoing regulation by the FDA, and our failure to comply with FDA requirements or any delay by or failure of the FDA to authorize our Virtual Vision Test mobile app may adversely affect our business, financial condition, and results of operations.”
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
Our business has experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and increased marketing and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year when orders placed in the last 1-2 weeks of the prior year are delivered to customers. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Impact Reporting
Since 2018, Warby Parker has published an annual Impact Report to evaluate and communicate the economic, environmental, and social impacts of our everyday business activities. Completing a yearly report, as benchmarked by the universally recognized GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board, now known as the Value Reporting Foundation) frameworks, gives us the opportunity to examine how we’re aligning with our core values, assess if we’re growing responsibly, and manage change more effectively. As a public benefit corporation, we are required to provide a biennial report on our impacts. In the future, we intend to use our Impact Report to serve as such statement.
Public Benefit Corporation Status
As a demonstration of our long-term commitment to promote vision and eye health and to work towards positively impacting the communities in which we operate, we elected in June 2021 to be treated as a public benefit corporation under Delaware law.
Under Delaware law, a public benefit corporation is required to identify in its certificate of incorporation the public benefit or benefits it will promote and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to disclose to stockholders at least biennially a report detailing their success in meeting their benefit objectives.
As provided in our current certificate of incorporation, the public benefits that we promote, and pursuant to which we manage our company, are to provide access to products and services that promote vision and eye health and to work towards positively impacting the communities in which we operate.
Intellectual Property
Our intellectual property is an important component of our business. We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, as well as confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other contractual restrictions to establish and protect our intellectual property rights.
As of December 31, 2021, we held 14 issued utility patents in the United States and 17 issued utility patents outside of the United States; four design patents in the United States and 76 issued design registrations outside of the United States; and 52 utility patent applications (including active PCT applications) pending in the United States and other countries, five design patent applications pending in the United States and three applications for design registrations pending in other countries. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to our business as a whole.
We have trademark rights in our name and other brand indicia and have 40 trademark registrations and 11 active applications for select marks in the United States as well as 108 trademark registrations and active applications in 35 other jurisdictions around the world. As of December 31, 2021, we have also registered ten copyrights in the United States. We also register domain names for certain websites that we use in our business, such as www.warbyparker.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property and determine whether to seek patent protection or trademark or copyright registrations.
We seek to control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We also monitor the activities of third parties with respect to potential infringing uses of our intellectual property.
From time to time, we have faced, and we expect to face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents, and other intellectual property rights, or challenging the validity or enforceability of our intellectual property rights. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See Item 1A, “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.”
Employees and Human Capital Resources
As of December 31, 2021, we had a total of 1,791 full-time employees and 1,242 part-time employees, across 161 retail stores, two in-house optical laboratories, and two offices in the United States. We also engage contractors and consultants. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, Customer Experience and Retail teams, laboratory personnel, and other professionals, and it is crucial that we continue to attract and retain valuable employees. To facilitate attraction and retention, we strive to make Warby Parker a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits programs. We believe that our employee relations are strong.

Securities and Exchange Commission Filings
Our website address is www.warbyparker.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission (the “SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Conduct and charters of the standing committees of our Board of Directors. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.
Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
We have grown rapidly over the last several years, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. For example, we launched our first “store within a store” retail concept starting in 2010 in cities such as New York, Nashville, and San Francisco, followed by our first permanent retail store in New York in 2013. Since then, we have grown to 161 retail stores across the United States and Canada as of December 31, 2021. Additionally, our net revenue increased 37.4% from $393.7 million for the year ended December 31, 2020 to $540.8 million for the year ended December 31, 2021. To effectively manage and capitalize on our growth, we must continue to strengthen engagement with our existing customers, grow our brand awareness, expand our retail footprint, continue to invest in design and technology, expand our vision care offering, and evaluate potential opportunities to expand into new international markets. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
Our growth strategy contemplates a significant expansion of our retail store footprint, increase in our advertising and other marketing spending, and expansion of our vision care services. As we seek to increase the scope of services that we provide and expand in the types of payments we receive from customers from cash-pay to vision plans and health plans, we will increasingly be subject to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws. In addition, many of our existing retail stores are relatively new and these retail stores or future retail stores may not generate net revenue and cash flow comparable with those generated by our more mature stores, especially as we move to new or expand in existing geographic markets. For example, approximately 85% of our retail stores have been opened in the last five years. Moreover, certain occurrences outside of our control may result in the closure of our retail stores. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed all of our retail stores in March 2020, and while we have since reopened all retail stores, it has been under new operating limitations such as shorter operating hours, mask guidelines for employees and customers, and other constraints on our previous retail sales strategies. We have also had to temporarily close certain retail stores due to employee illness and may need to do so in the future. We are unable to predict whether consumer shopping behaviors will change as we make these changes to adjust to the COVID-19 pandemic. Further, our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively retaining our existing customers, increasing their average order volume (“AOV”), defined as net revenue for a given period divided by the number of orders during the same period, and adding new customers. Although we believe that many customers originate from word-of-mouth and other non-paid referrals, we expect to continue to expend resources and run marketing campaigns to acquire additional customers, all of which could impact our overall profitability. If we are not able to continue to expand our customer base, increase their AOV or fail to retain customers, our net revenue may grow slower than expected or decline.
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
We had net losses of $144.3 million and $55.9 million for the years ended December 31, 2021 and 2020, respectively, and have in the past had net losses. As of December 31, 2021, we had an accumulated deficit of $493.2 million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these expenses or realize any anticipated benefits. We will also face greater compliance costs associated with the increased scope of our business and being a public company. Any failure to adequately increase net revenue or manage operating costs could prevent us from achieving or sustaining profitability. We may not realize the operating efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs. As such, due to these factors and others, we may not be able to achieve or sustain profitability in the near term or at all. If we are unable to achieve or sustain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.
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
We rely heavily on our in-house information technology and enterprise resource planning systems (“ERP”), the latter of which we are in the process of transitioning, for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems. Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, security, and consistent operations of these systems, which are highly reliant on the coordination of our internal business and engineering teams. We also collect, process, and store sensitive and confidential information, including our proprietary business information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.
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
The COVID-19 pandemic and the travel restrictions, quarantines, other and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets, and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. The global macroeconomic effects of the pandemic, including the Delta and Omicron variants, may persist for an indefinite period of time, even after the pandemic has subsided.
Early on in the pandemic, we temporarily closed our retail stores, transitioned our Corporate and Customer Experience teams to remote work, and implemented robust safety and sanitization protocols. While we have since reopened our retail stores, and we expect to be able to continue operations for the duration of the pandemic, our retail store operations are subject to change based on market conditions and the continued evolution of the pandemic and we continue to monitor and adjust our health and safety protocols. In addition, since the onset of the COVID-19 pandemic, some of our suppliers and logistics providers have experienced supply constraints or labor shortages due to the pandemic. These impacts resulted in disruptions to our product and delivery supply chain, including increased delivery times for certain products.
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
The scope and duration of the pandemic, including the recent resurgences as a result of the Omicron variant in various regions in the United States and globally and other future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to the COVID-19 pandemic could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our costs of products and services and other operating expenses. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.
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
In addition, we generally provide a six month no scratch guarantee on all of our glass lenses. If a customer has scratched lenses in the first six months, we replace the scratched lenses for free. We could incur significant costs to honor this guarantee. In addition, we may at any time or from time to time reduce or increase the term of this guarantee. Any negative publicity related to the perceived quality and safety of our products or to a change in the term of this guarantee could affect our brand image, decrease consumer and customer confidence and demand, and adversely affect our financial condition and operating results.
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
•the Physician Payments Sunshine Act and its implementing regulations, which require, among other things, certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
In many of our retail stores, we have contractual relationships with optometrists or professional corporations or similar entities that employ ophthalmologists and/or optometrists to provide medical services to our customers. In addition, we have contractual relationships with several professional corporations or similar entities that employ ophthalmologists who review test results and renew prescriptions, as appropriate, of users of both our Virtual Vision Test mobile app and In-Store Prescription Check service. We cannot provide any assurance that governmental authorities will not assert that we are engaged in the corporate practice of medicine or optometry, or that our contractual relationships with optometrists, ophthalmologists, or professional entities that employ such providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or optometry and/or fee-splitting laws, our provision of services through our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers could be deemed impermissible, requiring us to do a restructuring or reorganization of our business, and we could be subject to injunctions or civil or, in some cases, criminal penalties, any of which could have a material adverse impact on our financial condition and results of operations.
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
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses and geolocation, and health information related to their ophthalmic prescriptions. As such, we are subject to various federal, state, local, and international laws, rules, and regulations, as well as industry standards and regulatory guidance, relating to the collection, receipt, use, maintenance, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive, and personal information. In addition, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally.
Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our e-commerce platform, including our websites and mobile applications, rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, was recently passed in California. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products may rely in the future; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, and Colorado enacted the Colorado Privacy Act (“COPA”), both of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. Some observers have noted that the CCPA, CPRA, CDPA and COPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.
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
Our Virtual Vision Test mobile app is regulated by the FDA as a medical device. To date, we have not sought or obtained 510(k) clearance or other FDA marketing authorization for this software. We initially registered and marketed the Virtual Vision Test as a Class I 510(k)-exempt medical device, but on April 28, 2021 the FDA notified us that a 510(k) premarket notification is required for our Virtual Vision Test mobile application. The agency also stated that it does not intend to object to our continued marketing of the Virtual Vision Test mobile app without 510(k) clearance, so long as the conditions described in the FDA’s guidance “Enforcement Policy for Remote Ophthalmic Assessment and Monitoring Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” or the Enforcement Policy Guidance, are met. Among other things the Enforcement Policy Guidance states that for the duration of the COVID-19 public health emergency, the FDA does not intend to object to limited modifications to the indications, functionality, hardware, and/or software of visual acuity charts without compliance with certain regulatory requirements, including 510(k) premarket notification requirements, provided that such devices do not create an undue risk in light of the public health emergency.
As a result, we are currently marketing the Virtual Vision Test mobile application under the Enforcement Policy Guidance. We also plan to submit a 510(k) premarket notification for the Virtual Vision Test mobile application, and have engaged in pre-submission meetings with the FDA to understand the information that will be required to support the 510(k) submission. The FDA recently published draft guidance describing the agency’s planned approach to transitioning devices marketed under the Enforcement Policy Guidance and other similar COVID-related enforcement policies when the public health emergency ends (the Transition Guidance). The Transition Guidance stated that for such devices, if a 510(k) is submitted and accepted by FDA for review within 180 days of the expiration of the public health emergency declaration under Section 319 of the Public Health Service Act, then the device may continue to be marketed while the 510(k) is under review.
If the FDA changes its position with respect to our marketing of the Virtual Vision Test mobile application, or if we fail to submit a 510(k) within the timeframe specified by the FDA under the Transition Guidance, and we continue to market the Virtual Vision Test mobile app without 510(k) clearance, we could be subject to FDA enforcement action, including a Warning Letter, recalls, market withdrawals, and fines or penalties, and we may be required to cease distribution of the Virtual Vision Test mobile app until we have obtained 510(k) clearance from the FDA, if ever, which may adversely affect our business operations, financial condition, and results of operations.

We are also subject to ongoing FDA regulation related to our Virtual Vision Test mobile application, including certain requirements under the Quality System Regulation and postmarket reporting requirements, although some FDA requirements are waived during the COVID-19 public health emergency under the Enforcement Policy Guidance and will be reinstated in a phased manner under the Transition Guidance. If we fail to comply with any applicable FDA regulatory requirements we could be subject to FDA enforcement action, including a Warning Letter, recalls, and fines or penalties, which may adversely affect our business operations and financial condition.
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
In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s current Good Manufacturing Practices for medical devices, known as the Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, manufacturers of medical devices are required to verify that their suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, we engage in certain relabeling and repackaging activities with respect to our frames and sunglasses products, and these activities require us to comply with the FDA’s Unique Device Identification System Final Rule, or UDI Final Rule. Among other things, the UDI final rule obligates device labelers to include unique device identifiers, or UDIs, on certain medical device labels and packages, and to submit certain data pertaining to device labeling to the FDA’s Global Unique Device Identification Database (GUDID), unless an exception applies. The UDI Final Rule’s requirements were intended to be phased in over a seven-year period, according to established compliance for certain types of classified devices. The established deadline for labelers of certain Class I and unfinished medical devices to comply with the UDI requirements was originally set for September 24, 2020. However, on July 1, 2020, the FDA published revised final guidance stating that the FDA does not intend to enforce the UDI Final Rule’s requirements with respect to these products before September 24, 2022. On October 14 2021, the FDA issued a draft guidance stating that FDA does not intend to enforce the requirement for data related to certain Class I devices to be submitted to the GUDID. The remaining UDI labeling requirements remain subject to the FDA’s previously announced enforcement discretion policy until September 24, 2022.
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
Moreover, in the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures intended to reduce healthcare costs and improve the quality of healthcare. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. medical device industry. Since its enactment, there have been judicial, executive, and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, the Budget Control Act of 2011, as amended by subsequent legislation, further reduces Medicare payments to providers by two percent through fiscal year 2030, with the exception of a temporary suspension May 1, 2020 through March 31, 2022 and a one-percent reduction from April 1, 2022 through June 30, 2022. Furthermore, new legislation could be adopted in the future that further limits payments for our products from governmental payors. It is possible that additional governmental action will be taken to address the COVID-19 pandemic.
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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any product candidates or make it more difficult to obtain marketing authorizations for, manufacture, market, or distribute any product candidate we are developing. For example, in April 2020, the FDA published the Enforcement Policy Guidance, which among other things, stated FDA’s intention to temporarily exercise enforcement discretion with respect to certain types modifications made to specified ophthalmic assessment and monitoring device types.
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
The ability of the FDA to review and authorize the sale of new products can be affected by a variety of factors, including government budget and funding levels; its ability to hire and retain key personnel and accept the payment of user fees; statutory, regulatory, and policy changes; and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or authorized for marketing by necessary government agencies. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and more recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Other regulatory authorities may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our business.

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
We use third-party open-source software in connection with the development and deployment of our software applications. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-

source software into our products without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software.
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
Events that adversely impact our suppliers could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our suppliers’ business, the financial instability and labor problems of suppliers, inputs quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, such as the current conflict between Russia and Ukraine, economic conditions, shipment issues, the availability of their raw materials, and increased production costs. Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.
We also source inputs directly from suppliers outside of the United States, including China, Italy, Vietnam, and Japan. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver inputs, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability and wars, and economic uncertainties in the countries from which we or our suppliers source our products. For example, our inputs sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses globally due to the COVID-19 pandemic. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our inputs are produced. Moreover, negative press or reports about internationally sourced inputs may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced inputs could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely on a limited number of suppliers to supply the majority of the inputs to our products and are thus exposed to concentration of supplier risk. For the years ended December 31, 2021, 2020, and 2019, approximately 23% of cost of goods sold were from our top five suppliers. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. Further, as a few major vendors dominate the contact lenses market, the risks associated with finding alternative sources to the contact lenses we source from them may be exacerbated.

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
As of December 31, 2021, we had a federal net operating loss carryforward of $200.2 million, which will begin to expire in 2031. Furthermore, we had state net operating loss carryforwards of $148.7 million, which will begin to expire in 2031. However $108.9 million of the federal net operating loss is available for indefinite use. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act, or Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning on or after January 1, 2020 and before January 1, 2023.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have conducted an analysis under Section 382 of the Code through September 30, 2020 and determined that, as of that date, none of our NOLs were subject to a limitation under Section 382. However, we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may incur limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.
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
None of our stockholders are party to any contractual lock-up agreement or other contractual provisions on transfer. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Class A common stock to decline.
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
In connection with our direct listing, 89,449,678 shares of Class A common stock became eligible to be immediately sold by certain of our stockholders pursuant to the Prospectus filed in connection with our direct listing, or because the shares had been held by non-affiliates for more than one year. Moreover, now that we have been a reporting company subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for 90 days and assuming the continued availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock, and (ii) our directors, executive officers, and other affiliates who have beneficially owned our common stock for at least six months, including certain of the shares of Class A common stock covered by the Prospectus to the extent not sold thereunder, are entitled to sell their shares of our Class A common stock subject to volume limitations under Rule 144.
In addition, we filed registration statements on Form S-8 under the Securities Act to register all shares subject to outstanding stock options or reserved for future issuance under our equity compensation plans. These shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.
In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of our Class A common stock (including shares of our Class B common stock upon conversion of such shares into Class A common stock) or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.

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
Pursuant to our certificate of incorporation, we are authorized to issue 150,000,000 shares of Class C common stock, none of which were outstanding as of December 31, 2021. Although we have no current plans to issue any shares of Class C common stock, in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the Risk Factors in this Annual Report on Form 10-K, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
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
Certain provisions of our certificate of incorporation, our bylaws, and Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law applicable to us as a public benefit corporation, that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit an interested stockholder, defined as, among other things, a person who owns 15% or more of our outstanding voting stock, from entering into a business combination with us for a three-year period following the time such stockholder became an interested stockholder, unless: (1) prior to such time the Board of Directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares for purposes of determining the voting stock outstanding; or (3) at or subsequent to such time the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Any provision in our certificate of incorporation, our bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
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
General Risk Factors
An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial conditions, and results of operations.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, inflation, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. As a result of the COVID-19 pandemic, we temporarily closed all of our retail stores to the public in March 2020, and while we have since reopened all retail stores, our sales and profitability were adversely affected. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Prolonged or pervasive economic downturns could also slow the pace of new retail store openings or cause current locations to close.
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
United States generally accepted accounting principles (“U.S. GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complicated, particularly as it relates to accounting for inventory valuation and the related reserves and stock-based compensation, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. We plan to adopt ASC No. 2016-02, Leases (Topic 842) for fiscal periods beginning after December 31, 2021. We are currently evaluating the effect of adoption of these standards on our consolidated financial statements and related disclosures, but expect to record a material right-of-use asset and liability on the consolidated balance sheet related to our operating leases upon adoption. Changes to our business model and accounting methods, principles, or interpretations could also result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; valuation of our common stock and equity awards; income taxes; and sales and indirect tax reserves. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in New York, New York, where we lease approximately 79,474 square feet of space under a lease that expires in January 2025. We also maintain other offices in Nashville, Tennessee, principally for our customer experience employees, where we lease approximately 21,867 square feet of space under a lease that expires in August 2026, as well an additional 11,074 square feet of space in an adjoining building under a lease that expires in 2027. We operate optical laboratories in Sloatsburg, New York, where we lease approximately 51,803 square feet of space under a lease that expires in June 2026, and Las Vegas, Nevada, where we lease approximately 69,580 square feet of space under a lease that expires in August 2031.
As of December 31, 2021, we operate 158 retail stores across the United States and three retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2022 to 2032, and the average size of our retail stores is approximately 1,683 square feet as of December 31, 2021. The following table summarizes our domestic retail store locations by state, as of December 31, 2021:

State	Retail Store Count	State	Retail Store Count
Alabama	1	Nevada	1
Arizona	3	New Jersey	6
California	23	New Mexico	1
Colorado	4	New York	13
Connecticut	4	North Carolina	3
District of Columbia	3	Ohio	5
Florida	13	Oklahoma	2
Georgia	4	Oregon	2
Illinois	9	Pennsylvania	5
Indiana	1	Rhode Island	1
Kansas	1	South Carolina	1
Kentucky	2	Tennessee	2
Louisiana	1	Texas	14
Maryland	5	Utah	1
Massachusetts	9	Virginia	4
Michigan	3	Washington	3
Minnesota	3	Wisconsin	2
Missouri	3
We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
See Note 9. “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock, par value $0.0001 per share, is listed on the New York Stock Exchange under the symbol “WRBY” and began trading on September 29, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock, par value $0.0001 per share.
Holders
As of March 15, 2022, there were 5 holders of record of our Class A common stock and 13 holders of record of our Class B common stock.
Dividends
We have not paid dividends in the past and have no current plans to pay dividends on our common stock.
Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph depicts the total cumulative stockholder return on our Class A common stock from September 29, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2021, relative to the performance of the S&P 500 Index and the S&P Apparel, Accessories & Luxury Index. The graph assumes an initial investment of $100.00 at the close of trading on September 29, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Stockholder Return
WRBY
S&P 500 Index
S&P Apparel,Accessories & Luxury Goods Index
$110
$100
$90
$80
Sep-29-21
Oct-29-21
Nov-30-21
Dec-31-21

Item 6. Reserved

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K). This discussion and other parts of this Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Form 10-K.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our more than 160 retail stores.
•We’ve crafted a holistic vision care offering that extends beyond glasses to include contacts, vision tests and eye exams, vision insurance, and beyond. We leverage leading (and in many cases proprietary) technology to enhance our customers’ experiences, whether it’s to help them find a better-fitting frame using our Virtual Try-On tool, or to update their prescription from home using Virtual Vision Test, our telehealth app.
•We recruit and retain highly engaged, motivated team members who are driven by our commitment to scaling a large, growing business while making an impact and are excited to connect their daily work back to our mission.
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. Working closely with our nonprofit partners, we distribute glasses to people in need in more than 50 countries globally and many parts of the United States. Over 10 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
We generate revenue through selling our wide array of prescription and non-prescription eyewear, including glasses, sunglasses, and contact lenses. We also generate revenue from providing eye exams and vision tests, and selling eyewear accessories. We maintain data across the entire customer journey that allows us to develop deep insights, informing our innovation priorities and enabling us to create a highly personalized, brand-enhancing experience for our customers. We have built an integrated, multichannel presence that we believe deepens our relationship with existing customers while broadening reach and accessibility. And while we have the ability to track where our customers transact, we’re channel agnostic to where the transaction takes place and find that many of our customers engage with us across both digital and physical channels; for example, many customers who check out online also visit a store throughout their customer journey, while others choose to browse online before visiting one of our stores.
Financial Highlights
For the years ended December 31, 2021, 2020, and 2019:
•we generated net revenue of $540.8 million $393.7 million, and $370.5 million, respectively;
•we generated gross profit of $317.7 million, $231.9 million, and $223.1 million, respectively, representing a gross profit margin of 59%, 59%, and 60%, respectively;
•we generated net (loss) income of $(144.3) million, $(55.9) million, and zero, respectively; and
•we generated adjusted EBITDA of $24.9 million, $7.7 million, and $21.9 million, respectively.

For a definition of adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Direct Listing
On September 29, 2021, we completed a direct listing of our Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). We incurred fees related to financial advisory service, audit, and legal services in connection with the Direct Listing and recorded general and administrative expenses of $28.3 million for the year ended December 31, 2021.
Key Business Metrics and Certain Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics and certain non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. The following table summarizes our key performance indicators and non-GAAP financial measures for the periods presented, which are unaudited.

	Year Ended December 31,
	2021	2020	2019
Active Customers (in millions)	2.20	1.81	1.78
Store Count(1)	161	126	119
Adjusted EBITDA(2) (in thousands)	$24,861	$7,658	$21,868
Adjusted EBITDA margin(2)	4.6%	1.9%	5.9%
__________________
(1)Store Count number at the end of the period indicated.
(2)Adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of net loss, the most directly comparable GAAP measure, to adjusted EBITDA and adjusted EBITDA margin, see the section titled "Adjusted EBITDA and Adjusted EBITDA Margin”
Active Customers
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
We have thoughtfully expanded our retail store footprint over the past several years. During the years ended December 31, 2021, 2020, and 2019, we opened 35, 10, and 32 new retail stores. In 2020, we opened fewer retail stores than in years prior due to the COVID-19 pandemic-related operating challenges, including extended retail store closures and heightened safety measures.
As of December 31, 2021, 107 out of our 161 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income (loss), taxes, and depreciation and amortization as further adjusted for stock-based compensation expense and related employer payroll taxes, non-cash charitable donations, and non-recurring costs such as direct listing or other transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
Management uses adjusted EBITDA and adjusted EBITDA margin:
•as a measurement of operating performance because they assist us in evaluating the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
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
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
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
For the year ended December 31, 2021, adjusted EBITDA and adjusted EBITDA margin were $24.9 million and 4.6%, respectively, and for the year ended December 31, 2020, adjusted EBITDA and adjusted EBITDA margin were $7.7 million and 1.9%, respectively. In 2020, we experienced a significant decline in adjusted EBITDA due to the COVID-19 pandemic-related operating challenges, including extended retail store closures and heightened safety measures.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(144,271)	$(55,919)	$—
Adjusted to exclude the following:
Interest and other (loss) income, net	347	97	(1,939)
Provision for income taxes	263	190	276
Depreciation and amortization expense	21,960	18,377	15,032
Stock-based compensation expense	110,543	44,913	8,499
Non-cash charitable donation	7,757	—	—
Transaction costs	28,262	—	—
Adjusted EBITDA	$24,861	$7,658	$21,868
Adjusted EBITDA margin	4.6%	1.9%	5.9%
Impact of COVID-19 Pandemic
The COVID-19 pandemic caused personal and business disruption worldwide beginning in January 2020, and continues to impact global economies and supply chains. Early on in the pandemic, we temporarily closed our retail stores, transitioned our Corporate and Customer Experience teams to remote work, and implemented robust safety and sanitization protocols. In 2021, our business continued to experience disruption caused by the pandemic, including changes to consumer shopping patterns as well as varying levels of restrictions in our physical locations implemented by national, state, and local authorities.
Throughout the pandemic, our team has remained committed to ensuring we could get our customers the glasses they needed to see and live their daily lives. We continue to invest both in our physical stores, adding 35 new stores in 2021, and in our at-home and digital offerings like Home Try-On, Virtual Try-On, and Virtual Vision Test. In addition, we have onboarded and continue to onboard new suppliers, as well as enhance inventory planning and monitoring capabilities. We believe these actions have positioned us favorably for now and the future, and despite the ongoing impact of new COVID-19 variants in 2021, we saw a return to growth with a 37.4% and 46.0% increase in net revenue in 2021 as compared to 2020 and 2019, respectively.
We also evolved our do-good efforts to maximize impact during the pandemic by responding to the immediate needs of our longest-standing partner, VisionSpring, to protect healthcare workers and slow COVID-19 transmission in high risk communities where they work. Starting on April 1, 2020, for a portion of Warby Parker glasses purchased, we worked with VisionSpring to distribute personal protective equipment and prevention supplies to people in need. This temporary pivot continued through the end of 2020 and into 2021, at which point our partners were able to scale their distribution efforts again. Through our support, VisionSpring provided over four million units of PPE and preventative health supplies in 2021 and 2020.
The health and safety of our customers and employees remains our top priority, and to that end we will continue to monitor developments related to the COVID-19 pandemic and adjust policies and operations as needed. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, refer to the risks described elsewhere in this Annual Report on Form 10-K, including those described in Part I, Item 1A. “Risk Factors.”
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services, and accessories. We sell products and services through our retail stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, and expedited shipping charges, which are charged to the customer, associated with these purchases. Revenue is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue generated from services consist of both in-person eye exams in cases where we directly employ the optometrist, and prescriptions issued through the Virtual Vision Test app. Revenue is recognized when the service is rendered and is recorded net of discounts.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products. Such costs include (i) product costs held at the lesser of cost and net realizable value, (ii) freight and import costs, (iii) optical laboratory costs, (iv) customer shipping, (v) occupancy and depreciation costs of retail stores, and (vi) employee-related costs associated with our prescription services and optical laboratories, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, customer shipping costs, and management of our inventory and merchandise mix. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs. Over time we expect our cost of goods sold to increase with revenue due to an increased number of orders and with the opening of new retail stores driven by the resulting occupancy and depreciation costs and employee-related costs associated with prescription services offerings at our retail stores.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. SG&A also includes administrative costs associated with our Home Try-On program, which provides customers the opportunity to sample eyewear at home prior to purchase. We expect SG&A to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business, increased marketing investments, and changing prices of goods and services. SG&A is expensed in the period in which it is incurred.
Interest and Other (Loss) Income, Net
Interest and other (loss) income, net, consists primarily of interest generated from our cash and cash equivalents balances net of interest incurred on borrowings and fees on our undrawn line of credit, and are recognized as incurred. We expect our interest and other income costs to fluctuate based on our future bank balances and credit line utilization.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$540,798	$393,719	$370,463
Cost of goods sold	223,049	161,784	147,355
Gross profit	317,749	231,935	223,108
Selling, general, and administrative expenses	461,410	287,567	224,771
Loss from operations	(143,661)	(55,632)	(1,663)
Interest and other (loss) income, net	(347)	(97)	1,939
(Loss) income before income taxes	(144,008)	(55,729)	276
Provision for income taxes	263	190	276
Net (loss) income	$(144,271)	$(55,919)	$—

	Year Ended December 31,
	2021	2020	2019
	% of Net Revenue
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	41.2%	41.1%	39.8%
Gross profit	58.8%	58.9%	60.2%
Selling, general, and administrative expenses	85.3%	73.0%	60.7%
Loss from operations	(26.5)%	(14.1)%	(0.4)%
Interest and other (loss) income, net	(0.1)%	—%	0.5%
(Loss) income before income taxes	(26.6)%	(14.1)%	0.1%
Provision for income taxes	—%	—%	0.1%
Net (loss) income	(26.6)%	(14.1)%	—%
Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Net revenue	$540,798	$393,719	$147,079	37.4%
Net revenue increased $147.1 million, or 37.4%, for the year ended December 31, 2021 compared to the same period in 2020. The increase in net revenue was primarily driven by an increase in our Active Customer base to 2.20 million customers, or a 21.7% increase, as well as an increase in AOV that elevated average revenue per customer to $246, or a 12.8% increase. AOV increased primarily due to a higher mix of purchases of glasses with progressive lenses which increased our total average price per unit sold, while our average units per order increased moderately year-over-year.

Due to COVID-19, we temporarily closed our retail stores, which impacted our net revenue for the year ended December 31, 2020 and also led to a shift in purchases through our e-commerce channel.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of goods sold	$223,049	$161,784	$61,265	37.9%
Gross profit	317,749	231,935	85,814	37.0%
Gross margin	58.8%	58.9%		(0.1)%
Cost of goods sold increased by $61.3 million, or 37.9%, for the year ended December 31, 2021 compared to the same period in 2020, and increased as a percentage of revenue over the same period by 10 basis points, from 41.1% of revenue to 41.2% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in net revenue, as well as an increase in store occupancy and depreciation expense due to new retail stores opened in 2021 and a full-year of expense from new retail stores opened throughout 2020.
Gross profit, calculated as net revenue less cost of goods sold, increased by $85.8 million, or 37.0%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to the increase in revenue in 2021 as compared to 2020.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 10 basis points for the year ended December 31, 2021 compared to the same period in 2020. The decrease in gross margin was primarily a result of the growth in our contact lens offering, which is sold at a lower margin than our other eyewear, and a prior year benefit generated from retroactive tariff refunds. These decreases were partially offset by the impact of the temporary closure of our retail stores in the year ended December 31, 2020 due to COVID-19. During 2020, we continued to incur retail store occupancy and depreciation costs while stores were closed which negatively impacted gross margin in the prior year period.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$461,410	$287,567	$173,843	60.5%
As a percentage of net revenue	85.3%	73.0%		12.3%
Selling, general, and administrative expenses increased $173.8 million, or 60.5%, for the year ended December 31, 2021 compared to the same period in 2020. This increase was primarily driven by a $64.5 million increase in stock-based compensation charges and related employer payroll taxes, higher compensation costs from growth in our workforce, increased marketing costs as we continued to invest in performance marketing and our Home Try-On program, $28.3 million of costs incurred with our Direct Listing, and charitable expenses of $7.8 million for the donation of stock to the Warby Parker Foundation in August 2021. The stock-based compensation charges incurred in 2021 primarily related to the satisfaction of the performance based vesting condition for RSUs and PSUs in connection with our Direct Listing. The same period in the prior year included elevated stock-based compensation of $41.7 million primarily associated with the sale of shares by employees to a third-party investor.

Interest and Other Loss, Net

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest and other loss, net	$(347)	$(97)	$(250)	257.7%
As a percentage of net revenue	(0.1)%	—%		(0.1)%
Interest and other loss, net decreased by $0.3 million, or 257.7%, for the year ended December 31, 2021 compared to the same period in 2020. This decrease was primarily driven by fair value adjustments to outstanding warrants that were exercised in 2021 and a reduction in interest income due to a lower interest rate environment, partially offset by lower interest expense due to the repayment of borrowings under the Credit Facility in August 2020.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Provision for income taxes	$263	$190	$73	38.4%
As a percentage of net revenue	—%	—%		—%
Provision for income taxes increased $0.1 million, or 38.4%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to the change in pre-tax loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense.
Comparison of the Years Ended December 31, 2020 and 2019
Net Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Net revenue	$393,719	$370,463	$23,256	6.3%
Net revenue increased $23.3 million, or 6.3%, for the year ended December 31, 2020 compared to the same period in 2019. This increase was driven by an increase of 1.5% in Active Customers from 1.78 million in 2019 to 1.81 million along with an increase in AOV as orders per Active Customer remained consistent from 2019 to 2020. The increase in AOV was driven by a higher mix of purchases of glasses with progressive lenses and with lens treatments (e.g., blue-light-filtering, light-responsive) which increased our total average price per unit sold, while our average units per order remained consistent year-over-year. Due to COVID-19, we temporarily closed our retail stores, which impacted our net revenue for the year ended December 31, 2020 and also led to a shift in purchases through our e-commerce channel.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Cost of goods sold	$161,784	$147,355	$14,429	9.8%
Gross profit	231,935	223,108	88,274	4.0%
Gross margin	58.9%	60.2%		(1.3)%
Cost of goods sold increased by $14.4 million, or 9.8%, for the year ended December 31, 2020 compared to the same period in 2019, and increased as a percentage of revenue over the same period by 130 basis points, from 39.8% of revenue to 41.1% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in net revenue, as well as an increase in store occupancy and depreciation expense due to new retail stores opened in 2020 and a full-year of expense from new retail stores opened throughout 2019.
Gross profit, calculated as net revenue less cost of goods sold, increased by $8.8 million, or 4.0%, for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the increase in revenue in 2020 as compared to 2019.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 130 basis point for the year ended December 31, 2020 compared to the same period in 2019. The decrease in gross margin was primarily a result of an increase in costs that are not directly driven by products sold, including retail store occupancy and depreciation costs and employee-related costs associated with our prescription services. During 2020, we continued to incur retail store occupancy and depreciation costs while stores were closed which negatively impacted gross margin in the prior year period.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$287,567	$224,771	$62,796	27.9%
As a percentage of net revenue	73.0%	60.7%		12.3%
Selling, general, and administrative expenses increased $62.8 million, or 27.9%, for the year ended December 31, 2020 compared to the same period in 2019. This increase was primarily driven by a $41.7 million stock-based compensation charge, or 10.8% of net revenue, in connection with shares held by employees that were sold to a third-party investor at the same time as our Series G redeemable convertible preferred stock issuance. Excluding these costs, SG&A expenses increased $21.1 million or 9.4%. The increase in SG&A as a percentage of net revenue was primarily driven by an increase in marketing and Home Try-On costs to support and capitalize on increased demand for at-home shopping due to the impact of the COVID-19 pandemic. This increase as a percentage of net revenue was partially offset by a reduction in general corporate overhead expenses as a percentage of revenue.
Interest and Other (Loss) Income, Net

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Interest and other (loss) income, net	$(97)	$1,939	$(2,036)	(105.0)%
As a percentage of net revenue	—%	0.5%		(0.5)%
Interest and other (loss) income, net decreased by $2.0 million, or 105.0%, for the year ended December 31, 2020 compared to the same period in 2019. This decrease was primarily driven by a reduction in interest income due to a lower interest rate environment, interest expense on borrowings under the Credit Facility, and the timing and amounts of cash balances.
Provision for Income Taxes

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$190	$276	$(86)	31.2%
As a percentage of net revenue	—%	0.1%		(0.1)%
Provision for income taxes decreased $0.1 million, or 31.2%, for the year ended December 31, 2020 compared to the same period in 2019 primarily driven by a reduction in state taxes.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of December 31, 2021, we had cash and cash equivalents of $256.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $493.2 million.
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
Credit Facility
In August 2013, we entered into the Loan and Security Agreement with Comerica Bank, or the Credit Facility, as amended, that consists of a revolving credit line of up to $50.0 million. The revolving credit line has a sub-limit of up to $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bear interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate (as defined in the credit agreement), with no additional margin. We are charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings remain less than $15.0 million.
In February and March 2020, we borrowed a total of $30.9 million under the Credit Facility, which was fully repaid in August 2020.
There were no other borrowings outstanding under the Credit Facility other than letters of credit of $4.0 million and $3.7 million as of December 31, 2021 and 2020, respectively. We enter into standby letters of credit to secure certain leases in lieu of a cash security deposit.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(31,994)	$32,758	$21,394
Net cash used in investing activities	(48,513)	(20,070)	(32,632)
Net cash provided by (used in) financing activities	22,999	245,936	(83,362)
Effect of exchange rates on cash	(161)	37	237
Net (decrease) increase in cash and cash equivalents	$(57,669)	$258,661	$(94,363)
Cash Flows from Operating Activities
Net cash used in operating activities was $32.0 million for the year ended December 31, 2021, consisting of a net loss of $144.3 million, adjusted for $136.8 million of non-cash expenses and $24.5 million of net cash used as a result of changes in operating assets and liabilities. Net loss includes $28.3 million of costs related to the Direct Listing. The non-cash charges included $107.1 million of stock-based compensation, $21.9 million of depreciation and amortization, and $7.8 million of non-cash charitable contributions. The changes in operating assets and liabilities were primarily driven by an increase in net inventory to support the growth of our business and prepaid expenses and other assets, decreases in accounts payable, deferred revenue, partially offset by increases in accrued expenses and deferred rent.
Net cash provided by operating activities was $32.8 million for the year ended December 31, 2020, consisting of a net loss of $55.9 million, adjusted for $63.3 million of non-cash expenses and $25.4 million of net cash provided as a result of changes in operating assets and liabilities. The non-cash charges included $44.9 million of stock-based compensation and $18.4 million of depreciation and amortization. The changes in operating assets and liabilities were primarily driven by an increase in accrued expenses, accounts payable, deferred revenue, and deferred rent, partially offset by an increase in net inventory to support the growth of our business.
Net cash provided by operating activities was $21.4 million for the year ended December 31, 2019, consisting of break-even net income, adjusted for $23.0 million of non-cash expenses and $1.6 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $14.5 million of depreciation and amortization and $8.5 million of stock-based compensation. The changes in operating assets and liabilities were primarily driven by an increase in accounts payable, deferred rent, deferred revenue, and accrued expenses, partially offset by an increase in net inventory to support the growth of our business.
Cash Flows from Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $48.5 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our supply chain infrastructure and capitalized software development costs.
For the year ended December 31, 2020, net cash used in investing activities was $20.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our corporate facilities and capitalized software development costs.
For the year ended December 31, 2019, net cash used in investing activities was $32.6 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
Cash Flows from Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $23.0 million, which was primarily related to proceeds from repayments of related party loans and proceeds from stock option exercises, partially offset by repurchases of stock during the period, including shares repurchased in connection with our Tender Offer and tax withholdings on exercises and releases of employee equity awards.
For the year ended December 31, 2020, net cash provided by financing activities was $245.9 million, which was primarily related to $243.6 million of net proceeds from our Series F and Series G redeemable convertible preferred stock issuances.
For the year ended December 31, 2019, net cash used in financing activities was $83.4 million, which was primarily related to $79.5 million of stock repurchases made during the year.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating leases	$173,341	$28,520	$61,409	$44,280	$39,132
Total	$173,341	$173,341	$173,341	$173,341	$173,341
For additional discussion on our operating lease obligations, see Note 9. “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Subsequent to December 31, 2021, we entered into 7 operating lease agreements and extended the terms of 2 existing operating lease agreements for retail space in the U.S and Canada. Total commitments under the new agreements are approximately $4.8 million.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Inventory
Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, and a forecast of future demand. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Actual results may differ from estimates due to the quantity and mix of products in inventory, consumer preferences, and economic and market conditions. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in our actual results differing materially from our estimates.
Stock-Based Compensation
We recognize compensation expense for stock-based awards based on the grant date fair value, on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of the outstanding stock awards. Compensation expense for performance awards is recognized when it is determined that it is probable that the vesting conditions will be satisfied.
We estimate the fair value of options on the date of grant using the Black-Scholes option-pricing model, which utilizes assumptions subject to management estimate. These assumptions include estimating the expected term, or the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the fair value of our stock, the risk-free interest rate, and the expected dividend yield. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation. We account for forfeitures as they occur.
The following range of assumptions was used for options granted during the year ended December 31, 2021 (no options were granted in 2020):

For the year ended December 31, 2021
Risk-free interest rates	0.1 - 0.6%
Expected dividend yield	—
Expected term	0.25 - 6.25 years
Volatility	60%
Risk-free interest rates: The risk-free interest rates were estimated based on the yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with terms consistent with the expected term of the option awards.
Expected dividend yield: The expected dividend yield is zero as we have never declared or paid cash dividends and do not have plans to do so in the foreseeable future.
Expected term: The expected term is calculated using the simplified method using the vesting term of four years and the contractual term of ten years, resulting in a holding period of 6.25 years. Stock options expire ten years from the date of the grant.
Volatility: As we do not have sufficient trading history of our common stock, the volatility rate for the year ended December 31, 2021 was determined based on an analysis of comparable public company historical volatilities adjusted based on our stage of development. We intend to continue utilizing similar comparable companies to estimate volatility until sufficient historical information as to the volatility of our Class A common stock is available.
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
We had concluded that as of December 31, 2020 it was not probable that the liquidity-event performance-based vesting condition would occur, and therefore did not record any stock-based compensation expense for any RSUs. Upon our Direct Listing the liquidity-event performance-based condition was satisfied and we recorded a cumulative catch-up expense for the service period completed to such date and began recording stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, based on the grant-date fair value of the RSUs for awards where the service period is not complete. Stock-based compensation expense for RSUs granted after our Direct Listing is recognized using the straight-line method, net of actual forfeitures.
Common Stock Valuations
Prior to our Direct Listing our common stock was not publicly traded. Our board of directors exercised significant judgment in determining the fair value of our common stock on the date of each stock-based grant, with input from management, based on several objective and subjective factors. In determining the fair value of our common stock, our board of directors considered the prices of our redeemable convertible preferred stock sold to outside investors in arms-length transactions; the rights, preferences, and privileges of our redeemable convertible preferred stock relative to our common stock; our operating and financial performance; our stage of development and current business conditions and projections affecting our business. Such conditions and projections included the introduction of new products and services; the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as a qualified public offering or sale of our company, in light of prevailing market conditions; any adjustment necessary to recognize a lack of a liquid trading market for our common stock; the market performance of comparable publicly traded companies; and the overall U.S. economic, regulatory, and capital market conditions. In addition, we also considered any secondary transactions involving our common stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
In valuing our common stock, we first determined the equity value using both the income and market approach valuation methods. In addition, we also considered values implied by sales of redeemable convertible preferred and common stock, if applicable. We then allocated the equity value to our classes of stock using an option-pricing model, or OPM, or Probability Weighted Expected Return Method, or PWERM.
The income approach estimates equity value based on the expectation of future cash flows that a company will generate. These future cash flows, and an assumed terminal value, are discounted to their present values using a discount rate based on a weighted-average cost of capital that reflects the risks inherent in the cash flows. The market approach estimates equity value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
Once we determined an equity value, we used a combination of approaches to allocate the equity value to each of our classes of stock. We historically had used the OPM, and more recently used the OPM in combination with the PWERM. The OPM allocated values to each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and strike prices of the equity instruments. Using the PWERM, the value of our common stock was estimated based upon a probability-weighted analysis of varying values for our common stock assuming possible future events, which included an initial public offering, merger or sale, dissolution, or continued operation as a private company. In determining the estimated fair value of our common stock, we considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we also applied a lack of marketability discount to the equity value.
Following our Direct Listing, it is not necessary to estimate the fair value of our common stock, as the shares are traded in the public market, and the fair value of our common stock is based on the closing price as reported by the NYSE.
Income Taxes
Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We utilize the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss, and tax credit carryforwards. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.
Our policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2021 consisted of $256.4 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
Inflation may have an impact on raw materials, transportation, labor, construction, rent, and other costs which materially impact operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased pricing or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Warby Parker Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warby Parker Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
March 18, 2022

Warby Parker Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$256,416	$314,085
Accounts receivable, net	992	601
Inventory	57,095	38,468
Prepaid expenses and other current assets	13,477	6,779
Total current assets	327,980	359,933

Property and equipment, net	112,195	84,534
Other assets	471	284
Total assets	$440,646	$444,751

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30,890	$40,788
Accrued expenses	60,840	34,270
Deferred revenue	22,073	26,550
Other current liabilities	4,301	3,722
Total current liabilities	118,104	105,330

Deferred rent	36,544	27,997
Other liabilities	—	3,011
Total liabilities	154,648	136,338
Commitments and contingencies (see Note 9)
Redeemable convertible preferred stock, $.0001 par value, zero and 54,507,243 shares authorized; zero and 54,041,904 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	506,510
Stockholders’ deficit:
Common stock, $0.0001 par value; Series A: zero and 135,000,000 shares authorized, zero and 52,895,029 shares issued and outstanding as of December 31, 2021 and 2020, respectively; Series B: zero and 15,000,000 shares authorized, zero and 1,049,276 shares issued and outstanding as of December 31, 2021 and 2020, respectively, convertible to Series A on a one-to-one basis	—	5
Common stock, $0.0001 par value; Class A: 750,000,000 and zero shares authorized, 94,901,623 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively; Class B: 150,000,000 and zero shares authorized, 18,719,184 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively, convertible to Class A on a one-to-one basis	11	—
Additional paid-in capital	779,212	127,179
Accumulated deficit	(493,241)	(325,390)
Accumulated other comprehensive income	16	109
Total stockholders’ deficit	285,998	(198,097)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$440,646	$444,751
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$540,798	$393,719	$370,463
Cost of goods sold	223,049	161,784	147,355
Gross profit	317,749	231,935	223,108

Selling, general, and administrative expenses	461,410	287,567	224,771
Loss from operations	(143,661)	(55,632)	(1,663)

Interest and other (loss) income, net	(347)	(97)	1,939

(Loss) income before income taxes	(144,008)	(55,729)	276
Provision for income taxes	263	190	276
Net (loss) income	$(144,271)	$(55,919)	$—

Deemed dividend upon redemption of redeemable convertible preferred stock	$(13,137)	$—	$(57,537)
Net loss attributable to common stockholders	$(157,408)	$(55,919)	$(57,537)

Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(1.05)	$(1.10)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,249,257	53,033,936	52,424,978

Other comprehensive income
Foreign currency translation adjustment	$(93)	$87	$104
Total comprehensive (loss) income	$(144,364)	$(55,832)	$104
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	47,633	$281,750	52,333	$5	$—	$—	$71,986	$(82)	$(205,504)	$(133,595)
Stock option exercises	—	—	321	—	—	—	297	—	—	297
Cancellation of options for consideration	—	—	—	—	—	—	(1,375)	—	(3,400)	(4,775)
Stock repurchases and retirement	(4,864)	(18,901)	(229)	—	—	—	(6)	—	(60,567)	(60,573)
Repayment of related party loans	—	—	202	—	—	—	590	—	—	590
Stock-based compensation	—	—	—	—	—	—	8,499	—	—	8,499
Other comprehensive income	—	—	—	—	—	—	—	104	—	104
Net income	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2019	42,769	$262,849	52,627	$5	—	$—	$79,991	$22	$(269,471)	$(189,453)
Stock option exercises	—	—	975	—	—	—	1,330	—	—	1,330
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $300	6,413	124,717	—	—	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $300	4,860	118,944	—	—	—	—	—	—	—	—
Repayment of related party loans	—	—	342	—	—	—	945	—	—	945
Stock-based compensation	—	—	—	—	—	—	44,913	—	—	44,913
Other comprehensive income	—	—	—	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	—	—	—	(55,919)	(55,919)
Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	$—	$127,179	$109	$(325,390)	$(198,097)
Stock option and warrant exercises	22	75	931	—	2,309	—	20,827	—	—	20,827
Restricted stock unit releases	—	—	128	—	1,035	—	—	—	—	—
Stock repurchases and retirement	(266)	(1,506)	(64)	—	—	—	—	—	(6,578)	(6,578)
Proceeds from repayment of related party loans	—	—	2,184	—	16	—	14,789	—	—	14,789
Stock-based compensation	—	—	—	—	—	—	107,148	—	—	107,148
Tender offer repurchase and share retirement	(477)	(3,561)	(362)	—	—		—	—	(17,002)	(17,002)
Non-cash charitable contributions	—	—	179	—	—	—	7,757	—	—	7,757
Conversion of common stock to Class A and Class B common stock in connection with direct public offering	—	—	(56,940)	(5)	56,940	5	—	—	—	—
Conversion of redeemable convertible preferred stock to Class A common stock in connection with direct public offering	(53,321)	(501,518)	—	—	53,321	6	501,512	—	—	501,518
Other comprehensive income	—	—	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	—	—	(144,271)	(144,271)
Balance as of December 31, 2021	—	$—	—	$—	113,621	$11	$779,212	$16	$(493,241)	$285,998
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(144,271)	$(55,919)	$—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,868	18,377	14,516
Stock-based compensation	107,148	44,913	8,499
Non-cash charitable contribution	7,757	—	—
Change in operating assets and liabilities:
Accounts receivable, net	(392)	517	(644)
Inventory	(18,624)	(10,020)	(12,610)
Prepaid expenses and other assets	(6,887)	(67)	(940)
Accounts payable	(11,114)	5,898	5,525
Accrued expenses	9,486	16,604	1,364
Deferred revenue	(4,478)	7,288	2,099
Other current liabilities	579	763	47
Deferred rent	8,547	2,149	3,570
Other liabilities	(1,613)	2,255	(32)
Net cash (used in) provided by operating activities	(31,994)	32,758	21,394
Cash flows from investing activities
Purchases of property and equipment	(48,513)	(20,070)	(32,632)
Net cash used in investing activities	(48,513)	(20,070)	(32,632)
Cash flows from financing activities
Proceeds from stock option and warrant exercises	20,035	1,330	297
Employee tax withholding remitted in connection with exercise or release of equity awards	(2,532)	—
Cancellation of options for consideration	—	—	(4,775)
Proceeds from repayment of related party loans	31,612	945	590
Repurchase of stock	(8,085)	—	(79,474)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	124,717	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	118,944	—
Payment for Tender Offer	(18,031)	—	—
Borrowings from Credit Facility	—	30,900	—
Repayment of Credit Facility	—	(30,900)	—
Net cash provided by (used in) financing activities	22,999	245,936	(83,362)
Effect of exchange rates on cash	(161)	37	237
Net (decrease) increase in cash and cash equivalents	(57,669)	258,661	(94,363)
Cash and cash equivalents
Beginning of year	314,085	55,424	149,787
End of year	$256,416	$314,085	$55,424
Supplemental disclosures
Cash paid for income taxes	$356	$230	$369
Cash paid for interest	150	466	88
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	4,158	3,150	4,231
Related party loans issued in connection with stock option exercises	$13,827	$—	$16,175
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Direct Listing
On September 29, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing which are recorded in selling, general, and administrative expenses of $28.3 million for the year ended December 31, 2021.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the financial statements of Warby Parker Inc., and its wholly owned subsidiaries. The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities. The inclusion of these entities does not have a material impact on the Company’s consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The Company prepares its consolidated financial statements in conformity with U.S. GAAP. These principles require management to make certain estimates and assumptions during the preparation of its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying consolidated financial statements include, but are not limited to (i) the valuation of inventory, including the determination of the net realizable value, (ii) reserves for sales returns, (iii) the useful lives and recoverability of long-lived assets, (iv) shipment times included in the calculation of deferred revenue, (v) the determination of deferred income taxes, including related valuation allowances, (vi) allowances for doubtful accounts, and (vii) assumptions related to the valuation of common stock and determination of stock-based compensation.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, the Company’s consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who makes decisions about allocating resources and assessing performance. The Company defines its CODM as its co-Chief Executive Officers. The

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Company has identified one operating segment. When evaluating the Company’s performance and allocating resources, the CODM relies on financial information prepared on a consolidated basis.
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 per institution and the Canada Deposit Insurance Corporation of $100 Canadian dollars. At December 31, 2021 and 2020, uninsured cash balances were approximately $255.0 million and $312.8 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 23% of cost of goods sold for each of the years ended December 31, 2021, 2020, and 2019.
Interest Rate and Foreign Currency Risk
The Company’s cash and cash equivalents as of December 31, 2021 consisted of cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of the Company’s investment policy are liquidity and capital preservation. The Company does not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage its interest rate exposure.
The Company is exposed to changes in foreign currency rates as a result of its foreign operations and international suppliers from whom it purchases in Japanese Yen and Euros. Revenue and income generated by the Company’s operations in Canada as well as the Company’s cost of goods sold will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the consolidated balance sheets. At December 31, 2021 and 2020, the balance of cash and cash equivalents for these items was $6.3 million and $7.1 million, respectively.
Accounts Receivable, Net
The Company primarily sells directly to U.S. and Canadian consumers where payment is processed upon order approval or product shipment. In some instances, customers can utilize vision insurance benefits to cover the cost of their purchase. For these orders, the Company submits claims directly to the vision insurance carrier and receives reimbursement directly from the carrier. Accounts receivable primarily represents amounts due from insurance carriers. Receivables from customers and insurance carriers are typically collected within 30 days of the transaction and have been reflected in the balance of accounts receivable, net on the consolidated balance sheets at December 31, 2021 and 2020. The accounts receivable are net of an allowance for doubtful accounts, which is established based on management’s best estimate of probable credit losses. The Company’s allowance for doubtful accounts was $0.5 million at both December 31, 2021 and 2020, respectively.
Inventory
Inventory consists of approximately $14.1 million and $8.9 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of December 31, 2021 and 2020, respectively, and approximately $43.0 million and $29.6 million of component parts, including optical frames and prescription optical lenses, as of December 31, 2021 and 2020, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, and a forecast of future demand. Adjustments for damaged inventory are recorded primarily based on actual damaged

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
inventory. Adjustments for inventory shrink, representing the physical loss of inventory, includes estimates based on historical experience, and are adjusted based upon physical inventory counts. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in actual results differing materially from estimates.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and a gain or loss on disposition is reflected in current operations. Depreciation is recorded on a straight-line basis over the following estimated useful lives:

Asset Category	Depreciation Period
Computer equipment and capitalized software	3 years
Leasehold improvements	2 - 10 years (lesser of lease term and useful life of the asset)
Furniture and fixtures	7 years
Internal-use software	1 - 3 years
Equipment	5 - 7 years
Internal-Use Software
The Company capitalizes as property and equipment certain qualified costs incurred in connection with the development of internal-use software. Capitalization of internal-use software begins when the preliminary project stage is completed, management with relevant authority authorizes and commits to funding the software project, and it is probable that the project will be completed and software will be used to perform the function intended. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized software costs, net of accumulated amortization, totaled $8.6 million and $3.6 million as of December 31, 2021 and 2020, respectively.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is evaluated by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.
Leases and Deferred Rent
The Company categorizes leases at their inception as either operating or capital leases. At December 31, 2021 and 2020, the Company had only entered into operating leases.
The Company leases retail, office, and laboratory space under operating leases from third parties. The leases generally contain renewal options and escalation clauses, and from time to time include contingent rent provisions and tenant improvement allowances. Tenant improvement allowances are capitalized within deferred rent and amortized as a reduction of rent expense over the term of the lease. The Company records retail and laboratory rent expense as a component of cost of goods sold and all other rent expense as a component of selling, general, and administrative expenses.
The recognition of rent expense for an operating lease commences on the date at which control and possession of the property is obtained. Rent expense is calculated by recognizing total minimum rental payments, net of any rental abatement, tenant improvement allowances, and other rental concessions, on a straight-line basis over the lease term. The difference between straight-line rent expense and rent paid is recorded as deferred rent, which is classified within short-term and long-term liabilities on the consolidated balance sheets. The short-term portion of deferred rent of $2.5 million and $1.9 million as of December 31, 2021 and 2020, respectively, is included in other

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
current liabilities on the consolidated balance sheets. Contingent rent based on sales volume is recorded as incurred or when the specific target has been achieved.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss, and tax credit carryforwards. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.
The Company assess its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.
The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low Taxed Income (“GILTI”) as a current period expense when incurred using the period cost method.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. Inputs used to measure fair value are classified in the following hierarchy:
•Level 1: Quoted prices in active markets for identical instruments.
•Level 2: Quoted prices in active markets for similar instruments or quoted prices for identical or similar instruments in markets that are not active or inputs other than quoted prices that are observable for the instrument.
•Level 3: Unobservable inputs for the instrument.
The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The Company’s material financial instruments consists primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, which are measured at fair value using Level 1 inputs. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are approximately equal to their carrying values based on the short-term nature of these items.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.
Foreign Currency
The Company’s foreign operations in Canada have a functional currency of Canadian dollars. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets. Foreign currency impact on the consolidated statements of cash flows is translated to U.S. dollars using average exchange rates for the period, which approximates the timing of cash flows. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in interest and other income (loss), net on the consolidated statements of operations and comprehensive income (loss).

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
COVID-19
The COVID-19 pandemic caused personal and business disruption worldwide beginning in January 2020, and continues to impact global economies and supply chains. Early on in the pandemic, we temporarily closed our retail stores, transitioned our Corporate and Customer Experience teams to remote work, and implemented robust safety and sanitization protocols. In 2021, our business continued to experience disruption caused by the pandemic, including changes to consumer shopping patterns as well as varying levels of restrictions in our physical locations implemented by national, state, and local authorities. Although the Company continues to monitor the situation and may adjust its current policies as more information and public health guidance become available, precautionary measures that have been adopted have and will negatively affect the Company’s ability to sell its products and fulfill customer orders and the operations of its suppliers and fulfillment partners. More generally, the outbreak of COVID-19 could adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease consumer spending and adversely affect demand for the Company’s products and services. It is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return costs and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $1.8 million and $1.9 million at December 31, 2021 and 2020, respectively, and is included in other current liabilities on the consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have historically been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. Gift card breakage revenue was $0.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
The following table disaggregates the Company’s revenue by product for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Eyewear Products	$522,959	$381,855	$358,919
Services and Other	17,839	11,864	11,544
Total Revenue	$540,798	$393,719	$370,463
The following table disaggregates the Company’s revenue by channel for the periods presented:

	Year Ended December 31,
	2021	2020	2019
E-commerce	$249,345	$237,377	$129,812
Retail	291,453	156,342	240,651
Total Revenue	$540,798	$393,719	$370,463
Shipping and Handling Fees and Costs
The Company pays for shipping and handling costs which are generally not charged to the customer. These costs associated with shipping goods to customers are recorded as cost of goods sold. Only expedited shipments, upon customers’ requests, are charged to customers. Shipping and handling fees billed to customers related to expedited shipments are recorded as revenue. Shipping and handling fees included in revenue were $2.8 million, $2.1 million, and $2.0 million in the years ended December 31, 2021, 2020, and 2019, respectively, while shipping and handling costs included in cost of goods sold were $21.2 million, $14.7 million, and $14.7 million in the years ended December 31, 2021, 2020, and 2019, respectively.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell finished products. Such costs include (i) product costs held at the lesser of cost and net realizable value, (ii) freight and import costs, (iii) optical laboratory costs, (iv) customer shipping, (v) occupancy and depreciation costs of retail stores, and (vi) employee-related costs associated with prescription services, which includes salaries, benefits, bonuses and stock-based compensation.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses primarily consists of employee-related costs including salaries, benefits, bonuses and stock-based compensation for corporate and retail employees, marketing, information technology, credit card processing fees, charitable donations in connection with the Company’s Buy A Pair, Give A Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. Selling, general, and administrative expenses also include costs associated with the Company’s Home Try-On program that provides customers the opportunity to sample eyewear at home prior to purchase.
Advertising costs are expensed as incurred, and were approximately $87.0 million, $58.5 million, and $43.3 million in the years ended December 31, 2021, 2020, and 2019 respectively.
Stock-Based Compensation
Stock-based compensation is included in both cost of goods sold and selling, general, and administrative expenses and follows the classification of the related employee. The Company recognizes compensation expense for stock-based awards based on the grant date fair value, on either (i) a straight-line basis for awards with only a service condition, or (ii) an accelerated attribution basis for awards with a performance condition, over the requisite service period of the awards, which is generally the vesting term of the outstanding stock awards. Compensation expense for awards with a performance condition is recognized when it is determined that it is probable that the vesting conditions will be satisfied.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
The Company estimates the fair value of options on the date of grant using the Black-Scholes option-pricing model, which utilizes assumptions subject to management estimate. These assumptions include estimating the expected term, or the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, the fair value of the Company’s stock, the risk-free interest rate, and the expected dividend yield. Changes in these assumptions can materially affect the estimate of fair value of stock-based awards. The Company accounts for forfeitures as they occur.
Prior to the Direct Listing, the fair value of restricted stock units (“RSUs”) was determined by the board of directors with input from management and independent third-party valuation specialists, as there was no public market for the Company’s common stock. Subsequent to the Direct Listing, the grant date fair value is determined by the closing price of the Company’s Class A common stock as reported on the date of grant.
Stock-based compensation expense related to stock awards with market-based or performance-based vesting conditions are measured based on the fair value of the awards granted. The Company determines the grant date fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgements made by management and third-party valuation specialists. The Company recognizes stock-based compensation expense for performance-based awards using the accelerated attribution method over the derived service period.
Stock Repurchase
The Company may repurchase common stock which may be held as treasury stock or retired at the time of repurchase. The terms and conditions of these repurchase agreements are subject to approval by the Company’s board of directors. See Note 6, Redeemable Convertible Preferred Stock and Stockholders’ Deficit, for a discussion of stock repurchase activity.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019 were not allocated to these participating securities.
Payment in excess of the carrying value upon the redemption of redeemable convertible preferred stock is accounted for as a deemed dividend to the redeemable convertible preferred stockholder whereby the difference between the amount paid upon redemption and the carrying value of the redeemable convertible preferred stock is deducted from net income (loss) to arrive at net loss available to common stockholders.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding during a given period.
The diluted net loss attributable to common stockholders is computed by giving effect to all dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. The Company uses the if-converted method for its redeemable convertible preferred stock which requires assuming that the conversion occurred as of the later of the beginning of the period or the original date of issuance. During periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents are excluded as their effect is anti-dilutive. The Company uses the treasury stock method for its employee equity awards to determine if any incremental shares should be included in diluted net (loss) income attributable to common stockholders. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive. The Company excludes contingently exercisable instruments and unvested employee awards when the vesting is contingent on a performance or market condition that is not met as of the evaluation date.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASC No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use (“ROU”) asset on the balance sheet. The Company elected the extended transition period available to emerging growth companies and as such, the guidance is effective for fiscal periods beginning after December 15, 2021.
The Company will adopt the new standard using a modified retrospective transition approach in the first quarter of 2022 and will apply the provisions at the effective date without adjusting the comparative periods presented. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.
The new standard provides a number of optional practical expedients in transition. The Company expects to elect the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. The Company does not expect to elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and will not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.
The new guidance also provides practical expedients for ongoing lease accounting. The Company expects to elect the recognition exemption for short-term lease for all leases that qualify. Under this exemption, the Company would not recognize ROU assets or lease liabilities for those leases that qualify as a short-term lease, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects to elect the practical expedient to not separate lease and non-lease components for all equipment and real-estate leases.
The adoption of ASC 842 will have a material effect on the consolidated financial statements of the Company. The most significant impact will relate to the recognition of right-of-use assets and lease liabilities on the consolidated balance sheets for our retail stores, corporate offices, optical laboratories, and distribution center operating leases based on the present value of total fixed payments of approximately $140 million to $155 million. The Company does not believe the standard will materially affect the consolidated statements of operations or cash flows.
In January 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available for-sale debt securities at the amount expected to be collected. The guidance is effective for non-public companies for fiscal years beginning after December 15, 2022. The Company elected the extended transition period available to emerging growth companies and does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. The Company completed its assessment and adopted this standard on January 1, 2021. The standard did not materially impact the Company's consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2021	2020
Leasehold improvements	$110,948	$88,923
Computers and equipment	23,084	15,694
Furniture and fixtures	17,473	12,156
Capitalized software	13,389	6,054
Construction in process	10,992	7,198
	175,886	130,025
Less: accumulated depreciation and amortization	(63,691)	(45,491)
Property and equipment, net	$112,195	$84,534
Depreciation and amortization expense consisted of the following for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$15,589	$12,921	$10,400
Selling, general, and administrative expenses	6,371	4,892	4,115
Total depreciation and amortization expense	$21,960	$17,813	$14,515
4. Accrued Expenses
Accrued expenses consists of the following:

	December 31,
	2021	2020
Unvested early exercised stock options	$14,396	$—
Marketing expenses	12,061	9,585
Payroll related costs	11,851	7,903
Charitable contribution	5,639	5,182
Inventory and fulfillment costs	5,325	321
Other accrued expenses	11,568	11,279
Total accrued expenses	$60,840	$34,270
During the year ended December 31, 2021, certain executives repaid related party loans used to exercise stock options. At December 31, 2021, a total of $14.4 million of the amount repaid related to unvested early-exercised stock options and is included in accrued expenses.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
5. Income Taxes
Income (loss) before income taxes consists of the following:

	December 31,
	2021	2020	2019
United States	$(144,388)	$(56,016)	$(61)
Foreign	380	287	337
Income (loss) before income taxes	$(144,008)	$(55,729)	$276
The provision for income taxes consists of the following:

	December 31,
	2021	2020	2019
Current
Federal	$5	$4	$12
State	156	107	173
Foreign	272	117	89
Deferred
Federal	—	0	1
Foreign	(170)	(38)	1
Total provision for income taxes	$263	$190	$276
The Company recorded a total provision for income taxes of $0.3 million, $0.2 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019 respectively.
A summary reconciliation of the effective tax rate is as follows:

	December 31,
	2021	2020	2019
U.S. federal statutory rate	21%	21%	21%
Non-deductible stock compensation	(5)	(12)	(147)
Change in valuation allowance	(16)	(7)	(126)
Deferred tax and other adjustments	—	(2)	96
Non-deductible meals, transportation, and entertainment	—	—	192
State tax, net of federal benefit	—	—	48
GILTI	—	—	9
Foreign rate differential	—	—	7
Effective tax rate	—%	—%	100%
Deferred income taxes, included in other assets on the consolidated balance sheets, reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
the amounts used for income tax purposes. The approximate tax effect of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Inventory reserves	$5,686	$5,051
Deferred rent	10,687	8,676
Charitable contribution carryforward	7,685	4,304
Stock compensation	2,415	4,068
Net operating loss carryforward	51,386	27,072
Other	4,769	5,439
Total deferred tax assets	82,628	54,610

Valuation allowance	(66,860)	(44,303)
Net deferred tax assets	15,768	10,307

Deferred tax liabilities:
Property and equipment	(8,190)	(5,478)
Lease incentives	(7,305)	(4,727)
Total deferred tax liabilities	(15,495)	(10,205)
Deferred tax assets, net	$273	$102
As of December 31, 2021, the Company had a net operating loss carryforward (“NOL”) of $348.9 million which represents the impact of current and historic operating losses available to reduce future income taxes. The NOL for federal income tax purposes of $200.2 million and state income tax purposes of $148.7 million will begin to expire at various points beginning in 2031, however, $108.9 million of the federal NOL is available for indefinite use.
As of December 31, 2021 and 2020, the Company recorded a valuation allowance of $66.9 million and $44.3 million, respectively, against its domestic net deferred tax assets because it cannot be reasonably assured that deductible temporary differences and NOLs can be realized through future taxable income due to the Company’s history of losses. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and assess the valuation allowance accordingly.
As of December 31, 2021 and 2020, there were no uncertain tax positions. As of December 31, 2021 and 2020, the Company was subject to federal, state, and provincial income taxes in the United States and Canada. The Company’s open tax years as a corporate taxpayer extend back to 2012. It is the Company’s policy to record interest and penalties as a component of income tax expense. No interest or penalties were recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021, 2020, or 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to certain income tax provisions. In connection with the CARES Act, the Company deferred $4.4 million of employer social security payroll taxes to be repaid equally in 2021 and 2022, claimed $3.3 million in employee retention tax credits, which is recorded as a reduction of selling, general, and administrative expenses on its consolidated statement of operations and comprehensive loss, and an increase in the Company’s deferred tax asset for NOLs of $3.2 million due to the technical correction for tax depreciation for qualified improvement property.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
6. Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Common Stock
As of December 31, 2021, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Common stock is not redeemable at the option of the holder.
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
Voting Rights
Holders of Class A common stock are entitled to one vote for each share held, holders of Class B common stock are entitled to ten votes for each share held at all meetings of stockholders, and holders of Class C common stock are not entitled to vote at stockholder meetings except as required by Delaware law. The number of authorized shares of Class A, B, or C common stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority of the voting power of the Company’s stock entitled to vote.
Dividends
The holders of Class A, B, and C common stock shall be entitled to receive dividends in any fiscal year, when, as, and if declared by the board of directors, out of any assets at the time legally available therefore, with the holders of common stock and and any then outstanding preferred stock sharing on a pari passu basis in such dividends. Through December 31, 2021, no dividends have been declared.
Liquidation
Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them, subject to the preferential rights of any then outstanding preferred stock.
Conversion of Class B Common Stock
During the year ended December 31, 2021 a total of 3,178,534 shares of Class B common stock were converted to Class A common stock. No conversions of Class B common stock to Class A common stock occurred prior to 2021.
Voluntary Conversion
Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder thereof with the prior written consent of the Company.
Automatic Conversion
Shares of Class B common stock are only held by Neil Blumenthal and Dave Gilboa, the Company’s co-CEOs, and their permitted ownership group (as defined in the Certificate of Incorporation). Such shares will automatically convert into shares of Class A common stock on a one-for-one basis upon the earlier of (i) October 1, 2031, (ii) transfer of shares to a person or entity that is not in the transferor’s permitted ownership group, (iii) the date the holder is (a) no longer a member of the Board of Directors, or (b) no longer an employee, officer, or consultant of the Company or its subsidiaries, or (iv) 12 months following the death or disability of the holder.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Outstanding Shares
As of December 31, 2021, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	94,901,623	18,719,184	—
Employee stock options – outstanding	2,190,369	1,433,008	—
Restricted stock units – outstanding	1,631,659	2,100,220	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	13,629,151	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	26,650,100	—	—
Total common stock – outstanding or issuable	139,002,902	26,650,100	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	610,997,098	123,349,900	150,000,000
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
In September 2021, in connection with our Direct Listing, all outstanding shares of redeemable convertible preferred stock were converted to Class A common stock at a one-to-one ratio. As of December 31, 2021, 50,000,000 preferred shares were authorized and no shares were outstanding.
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
The stock was considered constructively retired when repurchased. For the redeemable convertible preferred stock, the $5.0 million excess of repurchase price over carrying value was recorded to accumulated deficit on the consolidated balance sheets. For the common stock, the excess of repurchase price over par value of $1.6 million was recorded to accumulated deficit on the consolidated balance sheet.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
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
During the year ended December 31, 2020, the Company did not repurchase common stock or redeemable convertible preferred stock.
Stock Donation
In August 2021, the Company issued 178,572 shares of Series A common stock to the Warby Parker Impact Foundation, a Delaware exempt corporation. The board of directors also authorized up to an additional 1,071,432 shares of Series A common stock, or any shares into which the Series A common stock will be reclassified, for issuance in installments over time and from time to time, in each case, subject to the board of directors’ discretion and approval, to the Warby Parker Impact Foundation or such other nonprofit entity designated by the board of directors. During the year ended December 31, 2021, the Company recognized $7.8 million of charitable expense, which is recorded in selling, general, and administrative expenses, representing the fair market value of the shares on the date they were issued.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
At December 31, 2020, under the 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, and 2019 Founder Stock Plan (collectively, the “Plans”), the Company was permitted to grant stock options or RSUs for up to 14,901,474 shares of common stock, made up of 6,439,492 shares of Series A common stock and 8,461,982 shares of Series B common stock.
In June 2021, the Company’s board of directors approved an increase of 6,500,000 shares of Series A common stock authorized for issuance under the 2019 Founder Stock Plan and an increase of 1,200,000 shares of Series B common stock authorized for issuance under the 2011 Stock Plan.
In August 2021, the board of directors approved the 2021 Incentive Award Plan, or the 2021 Plan. The 2021 Plan became effective on September 28, 2021, the day prior to the Direct Listing of the Company’s Class A common stock, and the Company will no longer grant equity awards under any of the prior equity plans. Upon the 2021 Plan becoming effective, there were 11,076,515 shares of Class A common stock authorized under the 2021 Plan, and the remaining shares available for issuance under the prior equity plans were also made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the then outstanding common stock, or (ii) a smaller amount as determined by the board of directors.
At December 31, 2021, under the 2021 Plan and the Plans, there were 33,677,989 shares of Class A common stock authorized for issuance, and 11,413,848 shares of Class A common stock available to grant equity awards under the 2021 Plan. Awards granted under the 2021 Plan generally vest over four years.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
The majority of RSUs issued by the Company prior to the Direct Listing vest upon the satisfaction of both a service and a performance condition. The service-based vesting condition is satisfied so long as the participant remains in service to the Company through the applicable service-based vesting dates. The performance condition was satisfied upon the Company’s Direct Listing on September 29, 2021, and 936,646 RSUs for which the service-based vesting condition had previously been satisfied vested and were released to holders. RSUs granted subsequent to the Direct Listing vest upon the satisfaction of a service based vesting condition only. The Company will deliver one share of either Class A or Class B common stock, depending on the terms of the grant, for each vested RSU.
In June 2021, the Company granted performance stock units (“PSUs”) to the co-CEOs which vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s Direct Listing on September 20, 2021, and (ii) the price of the Company’s Class A common stock reaching stock price hurdles over a period of ten years, as defined by the terms of the award. If the PSUs vest, the Company will deliver one share of Class B common stock per vested PSU on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$997	$1	$14
Selling, general, and administrative expenses	106,151	44,912	8,485
Total stock-based compensation expense	$107,148	$44,913	$8,499
Stock-based compensation expense for the year ended December 31, 2021 includes $52.1 million related to the 2021 Founders Grant, as described below, $25.3 million in connection with RSUs with a performance-based vesting condition that was satisfied by the Company’s Direct Listing, and $9.2 million related to the Tender Offer.
The year ended December 31, 2020 includes $41.7 million of stock-based compensation recorded in connection with shares held by employees that were sold to a third-party investor at the same time as our Series G redeemable convertible preferred stock issuance.
Stock Options
The fair value for options and share awards granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted during the year ended December 31, 2020. The following range of assumptions was used for options granted during the years ended December 31, 2021 and 2019:

	2021	2019
Risk-free interest rates	0.1% - 0.6%	2.3% - 2.6%
Expected dividend yield	—	—
Expected term	0.25 years - 6.25 years	6.25 years
Volatility	60%	40%
The risk-free interest rates were estimated based on the yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with terms consistent with the expected term of the option awards. The expected dividend yield is zero as the Company has never declared or paid cash dividends and do not have plans to do so in the foreseeable future. The expected term is calculated using the simplified method using the vesting term and the contractual term of the options. Stock options expire ten years from the date of the grant. The volatility rate is determined based on an analysis of comparable public company historical volatilities adjusted based on the Company’s stage of development.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2020	7,795,040	$4.88	4.9	$103,821
Options granted	1,226,277	20.2
Options exercised	(5,382,343)	6.62
Options forfeited	(15,597)	18.03
Balance at December 31, 2021	3,623,377	$8.03	5.7	$136,824

Exercisable as of December 31, 2021	3,623,377	$8.03	5.7	$136,824
Vested as of December 31, 2021	2,366,064	3.76	4.2
Unvested as of December 31, 2021	1,257,313	$16.07	8.5
The total value of unrecognized stock compensation expense related to options granted under the Plans was $10.5 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2019 was $24.75 and $13.29, respectively. The Company did not grant any options during the year ended December 31, 2020. The total fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 was $11.9 million, $11.3 million, and $12.2 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $167.4 million, $17.8 million, and $6.4 million, respectively.
In August 2021, the board of directors approved a grant of 387,277 fully vested short-term options to purchase 40,766 of Series A common stock and 346,511 of Series B common stock, to certain directors and employees. The options had an exercise price of $24.53 per share and expired 90 days after the grant date. The Company recognized $6.8 million of stock-based compensation on the date of grant which represents the grant date fair value, as measured by the Black-Scholes model. The Company received $10.0 million in cash in connection with the exercise of these options through December 31, 2021.
Restricted Stock and Performance Stock Units
A summary of RSU activity for the year ended December 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	1,493,122	$13.14
Granted	3,554,350	35.61
Forfeited	(152,314)	21.61
Released	(1,163,279)	16.02
Vested and not yet released	(204,712)	31.85
Unvested as of December 31, 2021	3,527,167	$33.38
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $86.3 million and $99.1 million as of December 31, 2021, respectively, which is expected to be recognized over a weighted-average period of 1.6 and 1.2 years, respectively. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $35.61, $14.15, and $13.06, respectively. The aggregate intrinsic value of RSUs released during the year ended December 31, 2021 was $59.1 million. No RSUs were released during the years ended December 31, 2020 and 2019. The total fair value of RSUs that vested during the year ended December 31, 2021 was $61.7 million. No RSUs vested during the years ended December 31, 2020 and 2019.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Founders Grant
On June 15, 2021, the board of directors approved a grant to the Company’s co-CEOs of 4,397,688 PSUs and 1,884,724 RSUs under the 2019 Plan (the “Founders Grant”).
The PSUs will only vest, if at all, in the event of (i) a qualified public offering and (ii) the price of the Company’s Class A common stock reaches stock price hurdles over a period of ten years. The qualified public offering criteria was satisfied with the Direct Listing. The PSUs generally are subject to the co-CEOs continued employment with the Company through the applicable vesting date. The PSUs are divided into eight substantially equal tranches, each one vesting on the date the 90-day trailing volume-weighted average trading price of our Class A common stock exceeds the stock price hurdle, as set forth in the table below, provided that no PSUs may vest prior to the six month anniversary of the Direct Listing.

Tranche	Number of PSUs	Stock Price Hurdle
1	549,712	$47.75
2	549,710	$55.71
3	549,712	$63.67
4	549,710	$71.63
5	549,712	$79.59
6	549,710	$87.55
7	549,712	$95.50
8	549,710	$103.46
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The derived service period over which the expense is expected to be recognized is 3.8 years. The qualified public offering performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $29.7 million of stock-based compensation expense related to the PSUs during the year ended December 31, 2021.
The Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the co-CEOs continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The qualified public offering performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $22.4 million of stock-based compensation expense related to the RSUs during the year ended December 31, 2021.
Shares underlying vested PSUs and RSUs will be issued to the CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes. Any PSUs subject to the award that have not vested by the tenth anniversary of the grant date will be forfeited.
Most RSUs granted prior to the Direct Listing vest upon the satisfaction of both a service and a performance condition. The Company had previously concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to the Direct Listing, the Company had not recorded stock-based compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the Tender Offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan, or the ESPP. The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP.
The initial offering period began on October 30, 2021 and will end on November 14, 2023, with purchase dates of May 14, 2022, November 14, 2022, May 14, 2023, and November 14, 2023. Future offering periods begin on May 15 and November 15 of each year, with each offering period consisting of four six-month purchase periods. Any employee may contribute up to 20% of their base wages and the purchase price of shares of Class A common stock under an offering will be the lesser of: (i) 85% of the fair market value of Class A common stock on the offering date, and (ii) 85% of the fair market value of Class A common stock on the applicable purchase date. As of December 31, 2021 no shares have been purchased under the ESPP.
During the year ended December 31, 2021, the Company recognized $0.4 million of stock-based compensation expense in connection with the ESPP and withheld $0.8 million of contributions from employees. As of December 31, 2021, total unrecognized compensation costs associated with the ESPP was $4.1 million and is expected to be amortized over a weighted average period of 1.0 years.
Secondary Transaction
In August 2020, certain employees sold 3,292,950 common shares, some of which were issued in connection with contemporaneous option exercises, comprised of 2,711,958 Series A common shares and 580,992 Series B common shares, to a new investor. The Company recognized $41.7 million of stock-based compensation in connection with this transaction, which is included in selling, general, and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
8. Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan covering substantially all employees based on plan defined age and service requirements. The Company provides discretionary employer-provided matching contributions based on a percentage of employee contributions. Costs are accrued and funded on a current basis. Total expense charged to the consolidated statements of operations and comprehensive (loss) income for the plan was $2.8 million, $2.4 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
9. Commitments and Contingencies
Rent expense for the Company’s operating leases consists of the following:

	Year Ended December 31,
	2021	2020	2019
Minimum rent	$23,976	$21,340	$18,472
Contingent rent	1,542	557	512
Total rent expense	$25,518	$21,897	$18,984
Future minimum annual rental payments under operating leases are as follows:

Operating Leases
Years ending December 31:
2022	$28,520
2023	30,497
2024	30,912
2025	23,122
2026	21,158
Thereafter	39,132
Total minimum lease payments	$173,341
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
There were no other borrowings outstanding under the Credit Facility other than letters of credit of $4.0 million and $3.7 million as of December 31, 2021 and 2020, respectively.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of December 31, 2021, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders for the years presented is as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator
Net (loss) income	$(144,271)	$(55,919)	$—
Less: deemed dividend upon redemption of redeemable convertible preferred stock	(13,137)	—	(57,537)
Net loss attributable to common stockholders - basic and diluted	$(157,408)	$(55,919)	$(57,537)
Denominator
Weighted average shares, basic and diluted	71,249,257	53,033,936	52,424,978
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(1.05)	$(1.10)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	54,041,904	42,769,248
Stock options to purchase common stock	3,623,377	7,795,040	9,119,561
Unvested restricted stock units	3,527,167	1,493,122	1,472,911
Warrants to purchase Series B redeemable convertible preferred stock	—	21,745	21,745
11. Related-Party Transactions
As a private company, the Company issued secured promissory notes collateralized by the stock purchased by certain Company executives in relation to the exercise of employee stock options. As the promissory notes are secured by the underlying shares they have been treated as non-recourse notes in the consolidated financial statements. The promissory notes were issued with a term of 8.5 years and an interest rate equal to the minimum applicable federal mid-term rate in the month the loan was issued. The secured promissory notes were recorded as a reduction to equity offsetting the amount in additional paid-in-capital related to the exercised options funded by the notes. During the year ended December 31, 2021, $31.6 million of employee loans were repaid and the outstanding loan balance increased by $0.3 million due to interest. The Company extended loans of $13.8 million to executives during the year ended December 31, 2021. During the year ended December 31, 2020, $0.9 million of employee loans were repaid and the outstanding loan balance increased by $0.4 million due to interest. The Company did not extend any loans to executives during the year ended December 31, 2020. The loans had a balance of $3.1 million and $20.6 million at December 31, 2021 and 2020, respectively. No loans are outstanding with any of our executive officers.
Certain related party employees were parties to secondary transactions executed in August 2020, see Note 7, Stock-Based Compensation, for further discussion.
12. Subsequent Events
Lease Obligations
Subsequent to December 31, 2021, the Company entered into 7 operating lease agreements and extended the terms of 2 existing operating lease agreements for retail space in the U.S. and Canada, with terms ranging from

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
1 to 8 years years. Total commitments under the new agreements are approximately $4.8 million, payable over the terms of the related agreements.
Equity
Employee Grants
In February and March 2022, the board of directors approved grants of 36,719 RSUs for Class A common stock to employees under the 2021 Plan. The total grant date fair value of these awards was $1.1 million and is expected to be recognized as stock-based compensation, net of forfeitures as incurred, over approximately four years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, our management determined that we have material weaknesses in our internal control over financial reporting. The material weaknesses identified relate to (i) information technology general controls, in the areas of user access and program change management, over our key accounting, reporting, and proprietary systems and (ii) certain process and application controls within our financial reporting processes to enforce segregation of duties, prevent and detect errors, support timely reconciliation and analysis of certain key accounts, and enable the review of manual journal entries. We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Remediation Measures
In order to remediate these material weaknesses, we have made progress in the following actions, among others:
•development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system;
•completed a request for proposal, selected an ERP system, and hired a third party partner to support the implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors and enforce segregation of duties;
•implementation of additional review controls and processes and requiring timely account reconciliations and analyses;
•implementation of processes and controls to better identify and manage segregation of duties; and
•continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities;
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
Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
Management’s annual report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Code of Conduct
We have adopted a written code of conduct (the “Code of Conduct”), which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Conduct is available on our website, www.warbyparker.com, under “Governance” in the “Investors” section. In addition, we intend to post on our website all disclosures that are required by law or New York Stock Exchange rules concerning any amendments to, or waivers from, any provision of our Code of Conduct. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
Information on principal accountant fees and services is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.

Part IV.
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.
(a)(2) Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 12, 2020	S-1	333-259035	4.2	8/24/2021
4.3	Description of Securities					*
10.1
Loan and Security Agreement by and between Comerica Bank, Registrant and Warby Parker Retail, Inc., dated August 13, 2013, as amended by that certain First Amendment to Loan and Security Agreement dated as of November 13, 2014, that certain Second Amendment to Loan and Security Agreement dated as of March 31, 2016, that certain Third Amendment to Loan and Security Agreement dated as of August 10, 2017, that certain Fourth Amendment to Loan and Security Agreement dated as of September 10, 2018, that certain Fifth Amendment and Waiver to Loan and Security Agreement dated as of March 29, 2019, that certain Sixth Amendment to Loan and Security Agreement dated as of June 18, 2019, that certain Seventh Amendment to Loan and Security Agreement dated as of October 22, 2019, that certain Eight Amendment to Loan and Security Agreement, dated as of December 23, 2019 and that certain Ninth Amendment to Loan and Security Agreement, dated as of March 1, 2021
		S-1	333-259035	10.1	8/24/2021
10.2†	Warby Parker Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-259035	10.2	8/24/2021
10.3†	Warby Parker Inc. Amended and Restated 2011 Stock Plan and related form agreements	S-1	333-259035	10.3	8/24/2021

10.4†	Warby Parker Inc. 2012 Milestone Stock Plan and related form agreements	S-1	333-259035	10.4	8/24/2021
10.5†	Warby Parker Inc. 2019 Founder Stock Plan and related form agreements	S-1	333-259035	10.5	8/24/2021
10.6†	Warby Parker Inc. 2021 Incentive Award Plan and related form agreements	S-1/A	333-259035	10.6	9/9/2021
10.7†	Warby Parker Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259035	10.7	9/9/2021
10.8†	Warby Parker Inc. Amended and Restated Non-Employee Director Compensation Program					*
10.9†	Employment Offer Letter, by and between the Registrant and Steven Miller, dated October 7, 2011	S-1/A	333-259035	10.9	9/9/2021
10.10†	Form of Indemnification Agreement between Warby Parker Inc. and each of its directors executive officers	S-1/A	333-259035	10.10	9/9/2021
21.1	List of Subsidiaries of the Registrant	S-1	333-259035	21.1	8/24/2021
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
__________________
*Filed herewith.
**       Furnished herewith.
† Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 18, 2022

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blumenthal	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 18, 2022
Neil Blumenthal

/s/ Dave Gilboa	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 18, 2022
Dave Gilboa

/s/ Steve Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2022
Steve Miller

/s/ Andrew Hunt	Director	March 18, 2022
Andrew Hunt

/s/ Jeffrey Raider	Director	March 18, 2022
Jeffrey Raider

/s/ Teresa Briggs	Director	March 18, 2022
Teresa Briggs

/s/ Joel Cutler	Director	March 18, 2022
Joel Cutler

/s/ Youngme Moon	Director	March 18, 2022
Youngme Moon

/s/ Gabrielle Sulzberger	Director	March 18, 2022
Gabrielle Sulzberger

/s/ Ronald A. Williams	Director	March 18, 2022
Ronald A. Williams