Form 10-Q
period 2022-03-31
Warby Parker Inc.
filed 2022-05-16
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 12, 2022, there were approximately 95,293,318 shares of the registrant's Class A common stock, and 19,649,467 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; planned new retail stores in 2022 and going forward; increases in component and shipping costs and changes in supply chain; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; our ability to engage our existing customers and obtain new customers; the growth of our brand awareness; the effects of the ongoing COVID-19 pandemic; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operation and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 18, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$230,324	$256,416
Accounts receivable, net	830	992
Inventory	64,253	57,095
Prepaid expenses and other current assets	16,746	13,477
Total current assets	312,153	327,980

Property and equipment, net	121,253	112,195
Right-of-use lease assets	109,737	—
Other assets	1,523	471
Total assets	$544,666	$440,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,535	$30,890
Accrued expenses	56,317	60,840
Deferred revenue	19,424	22,073
Current lease liabilities	18,518	—
Other current liabilities	1,948	4,301
Total current liabilities	128,742	118,104

Deferred rent	—	36,544
Non-current lease liabilities	132,824	—
Other liabilities	2,217	—
Total liabilities	263,783	154,648
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at March 31, 2022 and December 31, 2021, 95,114,017 and 94,901,623 issued and outstanding at March 31, 2022 and December 31, 2021, respectively; Class B: 150,000,000 shares authorized at March 31, 2022 and December 31, 2021, 18,854,555 and 18,719,184 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, convertible to Class A on a one-to-one basis	11	11
Additional paid-in capital	808,222	779,212
Accumulated deficit	(527,374)	(493,241)
Accumulated other comprehensive income	24	16
Total stockholders’ equity	280,883	285,998
Total liabilities and stockholders’ equity	$544,666	$440,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Net revenue	$153,218	$138,973
Cost of goods sold	63,572	55,192
Gross profit	89,646	83,781

Selling, general, and administrative expenses	123,386	80,760
(Loss) income from operations	(33,740)	3,021

Interest and other income, net	146	134

(Loss) income before income taxes	(33,594)	3,155
Provision for income taxes	539	144
Net (loss) income	$(34,133)	$3,011

Deemed dividend upon redemption of redeemable convertible preferred stock	$—	$(4,613)
Net loss attributable to common stockholders	$(34,133)	$(1,602)

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.03)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	114,103,766	53,946,980

Other comprehensive (loss) income
Foreign currency translation adjustment	$8	$(224)
Total comprehensive (loss) income	$(34,125)	$2,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	—	$127,179	$109	$(325,390)	$(198,097)
Stock option exercises	—	—	64	—	—	—	157	—	—	157
Stock repurchases	(220)	(790)	(27)	—	—	—	—	—	(5,274)	(5,274)
Stock-based compensation	—	—	—	—	—	—	1,261	—	—	1,261
Other comprehensive income	—	—	—	—	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	—	—	—	—	3,011	3,011
Balance as of March 31, 2021	53,822	$505,720	53,981	$5	$—	$—	$128,597	$(115)	$(327,653)	$(199,166)

Balance as of December 31, 2021	—	$—	—	$—	113,621	11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	—	—	—	—	201	—	1,866	—	—	1,866
Restricted stock unit releases	—	—	—	—	147	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	27,144	—	—	27,144
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(34,133)	(34,133)
Balance as of March 31, 2022	—	$—	—	$—	113,969	$11	$808,222	$24	$(527,374)	$280,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(34,133)	$3,011
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,137	4,704
Stock-based compensation	27,144	1,261
Change in operating assets and liabilities:
Accounts receivable, net	163	83
Inventory	(7,147)	(2,027)
Prepaid expenses and other assets	(4,316)	(1,253)
Accounts payable	751	(627)
Accrued expenses	(2,158)	(2,088)
Deferred revenue	(2,654)	(9,418)
Other current liabilities	129	1,777
Deferred rent	—	1,302
Right-of-use lease assets and current and non-current lease liabilities	2,571	—
Other liabilities	2,217	(2)
Net cash used in operating activities	(10,296)	(3,277)
Cash flows from investing activities
Purchases of property and equipment	(16,060)	(8,686)
Net cash used in investing activities	(16,060)	(8,686)
Cash flows from financing activities
Proceeds from stock option exercises	180	157
Stock repurchases	—	(6,064)
Net cash provided by (used in) financing activities	180	(5,907)
Effect of exchange rates on cash	84	(194)
Net decrease in cash and cash equivalents	(26,092)	(18,064)
Cash and cash equivalents
Beginning of year	256,416	314,085
End of year	$230,324	$296,021
Supplemental disclosures
Cash paid for income taxes	$34	$131
Cash paid for interest	35	42
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,241	$3,824
Related party loans issued in connection with stock option exercises	—	13,827
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
Direct Listing
On September 29, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing which are recorded in selling, general, and administrative expenses of $0.3 million for the three months ended March 31, 2021.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes. The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the three months ended March 31, 2022 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the related notes, except for the adoption of new accounting pronouncements as noted under the heading Recently Adopted Accounting Pronouncements below.
Principles of Consolidation
The condensed consolidated financial statements include the financial statements of Warby Parker Inc., and its wholly owned subsidiaries. The Company has consolidated certain entities meeting the definition of a variable interest entity as the Company concluded that it is the primary beneficiary of the entities. The inclusion of these entities does not have a material impact on its condensed consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation.
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At March 31, 2022 and December 31, 2021, uninsured cash balances were approximately $229.0 million and $255.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 23% and 22% of cost of goods sold for the three months ended March 31, 2022 and 2021, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At March 31, 2022 and December 31, 2021, the balance of receivables from credit card issuers included within cash and cash equivalents was $3.4 million and $6.3 million, respectively.
Inventory
Inventory consists of approximately $14.3 million and $14.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of March 31, 2022 and December 31, 2021, respectively, and approximately $50.0 million and $43.0 million of component parts, including optical frames and prescription optical lenses, as of March 31, 2022 and December 31, 2021, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, and a forecast of future demand. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, include estimates based on historical experience, and are adjusted based upon physical inventory counts. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in actual results differing materially from estimates.
COVID-19
The COVID-19 pandemic caused personal and business disruption worldwide beginning in January 2020, and continues to impact global economies and supply chains. Early on in the pandemic, we temporarily closed our retail stores, transitioned our Corporate and Customer Experience teams to remote work, and implemented robust safety and sanitization protocols. In the first quarter of 2022, our business continued to experience disruption caused by the pandemic, including changes to consumer shopping patterns as well as varying levels of restrictions in our physical locations implemented by national, state, and local authorities. Although the Company continues to monitor the situation and may adjust its current policies as more information and public health guidance become available, precautionary measures that have been adopted have and will negatively affect the Company’s ability to sell its

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
products and fulfill customer orders and the operations of its suppliers and fulfillment partners. More generally, the continued outbreak of COVID-19 and its variants could adversely affect economies and financial markets globally, contributing to an economic downturn, which could decrease consumer spending and adversely affect demand for the Company’s products and services. It is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included in the balance sheet at December 31, 2021 was recognized as revenue in the first quarter of 2022 and the Company expects substantially all of the deferred revenue at March 31, 2022 to be recognized as revenue in the second quarter of 2022.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $1.9 million and $1.8 million at March 31, 2022 and December 31, 2021, respectively.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended March 31,
	2022	2021
Eyewear products	$147,318	$134,674
Services and other	5,900	4,299
Total Revenue	$153,218	$138,973
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended March 31,
	2022	2021
E-commerce	$67,005	$78,182
Retail	86,213	60,791
Total Revenue	$153,218	$138,973
Leases
The Company records a lease liability and corresponding right-of-use (“ROU”) asset at lease commencement. The lease liability is measured at the present value of non-cancellable future lease payments over the lease term, minus expected tenant improvement allowances (“TIAs”) determined to be lease incentives. The ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs expected to be received, and any initial direct costs.
When calculating the present value of future lease payments, the Company utilizes an incremental borrowing rate, which incorporates several factors including the lease term, U.S. Treasury bond rates, financial ratios related to earnings and cash flows, and other comparisons with similarly sized companies.
Many of the Company’s leases contain TIA provisions, which represent contractual amounts receivable from a lessor for improvements to the leased property made by the Company which are determined to represent lease incentives. The Company considers TIAs to be reasonably certain to collect, and includes them in the present value calculation when determining the ROU assets and lease liabilities for new leases. The benefit from a TIA is amortized through rent expense over the term of the related lease.
The recognition of rent expense for an operating lease commences on the date at which control and possession of the property is obtained. Rent expense is calculated by recognizing total fixed minimum rental payments, net of any TIAs or other rental concessions, on a straight-line basis over the lease term. Some of the Company’s retail leases contain percent of sales rent or similar provisions, which is recognized as incurred as variable rent. Retail, optical laboratory, and distribution center rent expense is recognized as a component of cost of goods sold and all other rent expense is recognized as a component of selling, general, and administrative expenses.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Codification No. 2016-02, Leases (Topic 842) (“ASC 842”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this standard as of January 1, 2022, using a modified retrospective transition approach without adjusting the comparative periods presented.
The new standard provides a number of optional practical expedients in transition. The Company elected practical expedients permitted under ASC 842, specifically to not reassess its prior conclusions about lease identification, to not reassess lease classification, and to not reassess initial direct costs. The Company did not elect the practical expedient allowing the use of hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The most significant financial statement impact of ASC 842 related to the recognition of right-of-use assets and lease liabilities on the condensed consolidated balance sheets for our retail stores, corporate offices, optical laboratories, and distribution center operating leases based on the present value of total fixed payments. Upon adoption, the Company recorded right-of-use assets of $109.4 million, lease liabilities of $146.2 million, and other liabilities of $2.2 million, and reclassified historical deferred rent and tenant improvement allowance balances of $39.0 million to operating lease right-of-use assets. The adoption did not impact the condensed consolidated statements of operations or retained earnings. The impact of the adoption of ASC 842 on the condensed consolidated balance sheet is as follows:

	December 31, 2021	Impact of ASC 842 Adoption		January 1, 2022
Assets
Current assets	$327,980	$—		$327,980
Property and equipment, net	112,195	—		112,195
Right-of-use lease assets	—	109,374	(1)	109,374
Other assets	471	—		471
Total assets	$440,646	$109,374		$550,020

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$30,890	$—		$30,890
Accrued expenses	60,840	—		60,840
Deferred revenue	22,073	—		22,073
Current lease liabilities	—	14,710	(2)	14,710
Other current liabilities	4,301	(2,484)	(3)	1,817
Total current liabilities	118,104	12,226		130,330

Deferred rent	36,544	(36,544)	(3)	—
Non-current lease liabilities	—	131,492	(2)	131,492
Other liabilities	—	2,200	(4)	2,200
Total liabilities	154,648	109,374		264,022
Stockholders' equity	285,998	—		285,998
Total liabilities and stockholders' deficit	$440,646	$109,374		$550,020
(1) Represents the recognition of operating lease right-of-use assets, reflecting lease rights and the reclassifications of deferred rent and tenant allowances.
(2) Represents the recognition of current and non-current lease liabilities for fixed payments associated with the Company’s operating leases.
(3) Represents the reclassification of current and non-current deferred rent and tenant improvement allowances to operating lease right-of-use assets.
(4) Represents the recognition of negative operating lease right-of-use assets into other liabilities. This typically occurs when a lease contains TIAs but most or all of the cash rent is variable in nature and does not result in a lease liability.

In January 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which require a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available for-sale debt securities at the amount expected to be collected. The Company early adopted this guidance as of January 1, 2022 using the modified retrospective approach. The Company considered its accounts receivable balance, mainly consisting of amounts due from insurance carriers, and the related reserve for uncollectible accounts which is assessed primarily based on the aging of the related receivables. The Company considered other relevant factors such as counterparty creditworthiness, historical collections, receivable terms, and the size of the individual receivables when determining the reserve. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements issued during the three months ended March 31, 2022 and does expect any to have a material impact on its condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	$116,812	$110,948
Computers and equipment	25,788	23,084
Furniture and fixtures	19,771	17,473
Capitalized software	14,203	13,389
Construction in process	13,247	10,992
	189,821	175,886
Less: accumulated depreciation and amortization	(68,568)	(63,691)
Property and equipment, net	$121,253	$112,195
Depreciation and amortization expense consisted of the following:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$4,648	$3,411
Selling, general, and administrative expenses	2,489	1,293
Total depreciation and amortization expense	$7,137	$4,704
4. Accrued Expenses
Accrued expenses consists of the following:

	March 31, 2022	December 31, 2021
Unvested early exercised stock options	$12,710	$14,396
Payroll related costs	8,655	11,851
Marketing expenses	9,006	12,061
Optical laboratory and inventory costs	7,789	5,325
Charitable contributions	5,125	5,639
Other accrued expenses	13,032	11,568
Total accrued expenses	$56,317	$60,840

5. Income Taxes
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The Company recorded $0.5 million and $0.1 million of income tax expense for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rates for the three months ended March 31, 2022 and 2021 was 1.6% and 4.5%, respectively.
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2022 and 2021 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Redeemable Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of March 31, 2022, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of March 31, 2022, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	95,114,017	18,854,555	—
Employee stock options – outstanding	1,207,383	2,216,430	—
Restricted stock units – outstanding	1,495,498	2,075,254	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	20,527,664	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,543,927	—	—
Total common stock – outstanding or issuable on exercise of options	145,888,489	27,543,927	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	604,111,511	122,456,073	150,000,000
Redeemable Convertible Preferred Stock
All classes of redeemable convertible preferred stock were convertible by the holder into shares of Series A common stock at the then applicable conversion price. In the event of liquidation of the Company (including certain events outside of the Company’s control such as a change in control), the holders of redeemable convertible preferred stock were entitled to a liquidation preference equal to the respective original issue price plus declared and unpaid dividends ahead of the classes of common stock described above. In September 2021, in connection with the Direct Listing, all outstanding shares of redeemable convertible preferred stock were converted to Class A common stock at a one-to-one ratio. As of March 31, 2022, 50,000,000 preferred shares were authorized and no shares were outstanding.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Repurchases
During the three months ended March 31, 2022, the Company did not repurchase stock. In February 2021, the Company repurchased shares of common stock and redeemable convertible preferred stock directly from investors as follows:

	Number of Shares Repurchased	Amount Paid
Series A common stock	26,931	$661
Series AA redeemable convertible preferred stock	160,136	3,928
Series D redeemable convertible preferred stock	60,137	1,475
Total repurchases	247,204	$6,064
The stock was considered constructively retired when repurchased. For the redeemable convertible preferred stock, the $4.6 million excess of repurchase price over carrying value was recorded to accumulated deficit on the condensed consolidated balance sheet. For the common stock, the excess of repurchase price over par value of $0.7 million was recorded to accumulated deficit on the condensed consolidated balance sheet.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”). The plan became effective on September 28, 2021, the day prior to the Direct Listing of the Company’s Class A common stock, and the Company no longer grants equity awards under any prior equity plan. Upon the 2021 Plan becoming effective, there were 11,076,515 shares of Class A common stock authorized under the 2021 Plan, and the remaining shares available for issuance under the 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, and 2019 Founder Stock Plan (collectively, the “Prior Plans” and, collectively with the 2021 Plan, the “Plans”) were also made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares.
At December 31, 2021, there were 33,677,989 shares of Class A common stock authorized for issuance, of which 11,413,848 shares of Class A common stock remained available for future issuance pursuant to new awards.
In January 2022, the board of directors approved an annual increase of 5,735,463 shares to the shares authorized for issuance under the 2021 Plan, bringing the total to 17,165,269 shares available for future issuance pursuant to new awards as of March 31, 2022.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
of common stock may be issued under the ESPP. In January 2022, the board of directors approved an annual increase of 1,147,092 shares to the ESPP, bringing the total to 3,362,395 shares authorized as of March 31, 2022.
The initial offering period began on October 30, 2021 and will end on November 14, 2023, with purchase dates of May 14, 2022, November 14, 2022, May 14, 2023, and November 14, 2023. Future offering periods begin on May 15 and November 15 of each year, with each offering period consisting of four six-month purchase periods. Any employee may contribute up to 20% of their base wages and the purchase price of shares of Class A common stock under an offering will be the lesser of: (i) 85% of the fair market value of Class A common stock on the offering date, and (ii) 85% of the fair market value of Class A common stock on the applicable purchase date. If the fair market value of Class A common stock decreases from the offering date to the applicable purchase date, the offering period will terminate after the purchase of shares and all participants will be automatically enrolled in the next offering period. As of March 31, 2022 no shares have been purchased under the ESPP.
During the three months ended March 31, 2022, the Company recognized $0.5 million of stock-based compensation expense in connection with the ESPP and withheld $1.0 million of contributions from employees. As of March 31, 2022, total unrecognized compensation costs associated with the ESPP was $3.5 million and is expected to be amortized over a weighted average period of 0.9 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$226	$—
Selling, general, and administrative expenses	26,918	1,261
Total stock-based compensation expense	$27,144	$1,261
Stock-based compensation expense for the three months ended March 31, 2022 includes $20.1 million related to the 2021 Founders Grant, as described below, and $5.3 million in connection with RSUs with a performance-based vesting condition that was satisfied by the Company’s Direct Listing.
Stock Options
The fair value for options and share awards granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted during the three months ended March 31, 2022. The following assumptions were used for options granted during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Risk-free interest rates	0.6%
Expected dividend yield	—
Expected term	6.25 years
Volatility	60%
The risk-free interest rates were estimated based on the yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with terms consistent with the expected term of the option awards. The expected dividend yield was zero as the Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future. The expected term was calculated using the simplified method using the vesting term and the contractual term of the options. Stock options expire ten years from the date of the grant. The volatility rate was determined based on an analysis of comparable public company historical volatilities adjusted based on the Company’s stage of development.
Because the Company’s common stock was not yet publicly traded when the options were granted, the Company estimated the fair value of common stock. The board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as a qualified public offering or sale of the Company, given prevailing market conditions; and (vii) contemporaneous transactions involving the Company’s common shares. The board of directors utilized third-party valuations which were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term	Aggregate intrinsic value
Balance at December 31, 2021	3,623,377	$8.03	5.7	$136,824
Options granted	—	—
Options exercised	(198,064)	9.42		5,876
Options forfeited	(1,500)	4.46
Balance at March 31, 2022	3,423,813	$7.95	5.4	$98,359

Exercisable as of March 31, 2022	3,423,813	7.95	5.4	98,359
Vested as of March 31, 2022	2,318,976	4.01	4.1
Unvested as of March 31, 2022	1,104,837	16.20	8.1
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $9.4 million as of March 31, 2022, and is expected to be recognized over 1.2 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	3,527,167	$33.38
Granted	36,719	30.21
Forfeited	(51,013)	37.41
Released	(146,833)	22.36
Vested and not yet released	(100,575)	36.80
Unvested as of March 31, 2022	3,265,465	$33.67
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $73.6 million and $85.7 million as of March 31, 2022, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 1.1 years, respectively. No PSUs were granted, forfeited, released or vested during the three months ending March 31, 2022.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
In June 2021, the Company granted 4,397,688 PSUs and 1,884,724 RSUs to the co-CEOs, in the aggregate, under the 2019 Founder Stock Plan (the “Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s Direct Listing on September 20, 2021, and (ii) the price of the Company’s Class A common stock reaching stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the co-CEOs’ continued employment with the Company through the applicable vesting date. If the PSUs vest, the Company will deliver one share of Class B common stock on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
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
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $13.4 million of stock-based compensation expense related to the PSUs during the three months ended March 31, 2022.
The Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the co-CEOs continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $6.7 million of stock-based compensation expense related to the RSUs during the three months ended March 31, 2022.
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
Most RSUs outstanding as of March 31, 2022 vest upon the satisfaction of both a service and a performance condition. The Company had previously concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to September 29, 2021, the date of the Direct Listing, the Company had not recorded stock-based compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the 2021 tender offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of March 31, 2022, the lease terms of the various leases range from 3 to 17 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term. The Company’s finance leases are immaterial.
The following table presents the assets and liabilities related to the Company’s leases:

March 31, 2022
Lease assets:
Right-of-use assets	$109,737
Total lease assets	109,737

Lease liabilities:
Current lease liabilities	18,518
Non-current lease liabilities	132,824
Total lease liabilities	$151,342
The following table details the Company’s net lease expense:

Three Months Ended March 31, 2022
Operating lease expense	$6,013
Variable lease expense	938
Net lease expense	$6,951
Variable lease expense primarily consists of contingent rent, common area maintenance charges, property taxes, and other non-fixed lease related costs.
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2022	$15,337
2023	32,138
2024	32,179
2025	24,413
2026	22,487
Thereafter	42,270
Total undiscounted lease cash flows	168,824
Impact of discounting	(17,482)
Present value of lease payments	$151,342
(1) The year 2022 includes $7.1 million of expected cash inflows from TIAs. Operating lease payments exclude $6.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)

The following tables present other relevant lease information:

March 31, 2022
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	3.4%

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,941
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
Other than letters of credit of $4.0 million as of both March 31, 2022 and December 31, 2021, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of March 31, 2022, the Company is not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(34,133)	$3,011
Less: deemed dividend upon redemption of redeemable convertible preferred stock	—	(4,613)
Net loss attributable to common stockholders - basic and diluted	$(34,133)	$(1,602)
Denominator
Weighted average shares, basic and diluted	114,103,766	53,946,980
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.03)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	53,821,631
Stock options to purchase common stock	3,423,813	8,558,211
Unvested restricted stock units	3,265,465	1,853,711
Unvested performance stock units	4,397,688	—
Warrants to purchase Series B redeemable convertible preferred stock	—	21,745
11. Related-Party Transactions
As a private company, the Company issued secured promissory notes collateralized by the stock purchased by certain Company executives in relation to the exercise of employee stock options. As the promissory notes are secured by the underlying shares they have been treated as non-recourse notes in the condensed consolidated financial statements. The promissory notes are issued with a term of 8.5 years and an interest rate equal to the minimum applicable federal mid-term rate in the month the loan was issued. The secured promissory notes are recorded as a reduction to equity offsetting the amount in additional paid-in-capital related to the exercised options funded by the notes. During the three months ended March 31, 2022, the outstanding loan balance increased by an immaterial amount due to interest. The Company did not extend any loans during the three months ended March 31, 2022. The loans had a balance of $3.1 million at March 31, 2022, and no loans are outstanding with any of our executive officers.
12. Subsequent Events
Lease Obligations
Subsequent to March 31, 2022, the Company entered into 2 operating lease agreements and extended the term of 1 existing operating lease agreement for retail space in the U.S., with terms ranging from 7 to 8 years. Total commitments under the agreements are approximately $7.0 million, payable over the terms of the related agreements.
RSU Grants
In April and May 2022, the board of directors approved grants of 20,522 RSUs for Class A common stock to employees under the 2021 Plan. The RSUs vest over a four year service period. The grant date fair value of these awards was $0.5 million.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Donation
In May 2022, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation, a Delaware exempt corporation. The grant date fair value of the shares was $3.3 million.
ESPP Purchase
On May 14, 2022, the Company issued 118,329 shares of Class A common stock in connection with the end of a purchase period of the ESPP. The Company previously withheld a total of $1.8 million of cash from employees in connection with the issuance.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our fiscal 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022 (the “Annual Report”). Data as of and for the three months ended March 31, 2022 and 2021 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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

Financial Highlights
For the three months ended March 31, 2022 and March 31, 2021:
•we generated net revenue of $153.2 million and $139.0 million, respectively;
•we generated gross profit of $89.6 million and $83.8 million, respectively, representing a gross profit margin of 58.5% and 60.3%, respectively;
•we generated net (loss) income of $(34.1) million and $3.0 million, respectively; and
•we generated adjusted EBITDA of $0.8 million and $9.3 million, respectively.
For a definition of adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Direct Listing
On September 29, 2021, we completed a direct listing of our Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). We incurred fees related to financial advisory service, audit, and legal services in connection with the Direct Listing and recorded general and administrative expenses of $0.3 million for the three months March 31, 2021.
Impact of COVID-19
The health and safety of our customers and employees remains our top priority, and to that end we will continue to monitor developments related to the COVID-19 pandemic and adjust policies and operations as needed. We have developed procedures to enable us to responsibly and efficiently open or close locations and adjust operations as needed. We have onboarded and continue to onboard new suppliers, as well as enhance inventory planning and monitoring capabilities. We have experienced minimal supply chain disruptions through the first quarter of 2022 and we expect the actions we have taken will help to mitigate supply chain disruptions in future quarters, although the future trajectory of the COVID-19 pandemic is still unknown. The full extent to which the COVID-19 pandemic, including the Omicron or other variants, will directly or indirectly impact our business, operations, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, refer to the risks described in our Annual Report, including those described in Part I, Item 1A. “Risk Factors.”
Key Business Metrics and Certain Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and certain non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. The following table summarizes our key performance indicators and non-GAAP financial measures for each period presented below, which are unaudited.

	Three Months Ended March 31,
	2022	2021
Active Customers (in millions)	2.23	1.89
Store Count(1)	169	134
Adjusted EBITDA(2) (in thousands)	$774	$9,264
Adjusted EBITDA margin(2)	0.5%	6.7%
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
As of March 31, 2022, 115 out of our 169 retail stores offered in-person eye exams.
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
By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net loss or other financial statement data presented in our condensed consolidated financial statements as indicators of financial performance. Some of the limitations are:
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(34,133)	$3,011
Adjusted to exclude the following:
Interest and other income, net	(146)	(134)
Provision for income taxes	539	144
Depreciation and amortization expense	7,137	4,704
Stock-based compensation expense(1)	27,377	1,261
Transaction costs(2)	—	278
Adjusted EBITDA	774	9,264
Adjusted EBITDA margin	0.5%	6.7%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, and the impact of repurchases of awards from employees. For the period ending March 31, 2022, the amount includes $0.2 million of employer payroll costs associated with releases of RSUs and option exercises.
(2)    Represents costs directly attributable to the preparation for our Direct Listing.

Factors Affecting Our Financial Condition and Results of Operations
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability. There have been no material changes to such factors from those described in the Annual Report under the heading “Factors Affecting Our Financial Condition and Results of Operations.” Those factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of the Annual Report.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Net revenue	$153,218	$138,973
Cost of goods sold	63,572	55,192
Gross profit	89,646	83,781
Selling, general, and administrative expenses	123,386	80,760
(Loss) income from operations	(33,740)	3,021
Interest and other income, net	146	134
(Loss) income before income taxes	(33,594)	3,155
Provision for income taxes	539	144
Net (loss) income	(34,133)	3,011

	Three Months Ended March 31,
	2022	2021
	% of Net Revenue
Condensed Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of goods sold	41.5%	39.7%
Gross profit	58.5%	60.3%
Selling, general, and administrative expenses	80.5%	58.1%
(Loss) income from operations	(22.0)%	2.2%
Interest and other income, net	0.1%	0.1%
(Loss) income before income taxes	(21.9)%	2.3%
Provision for income taxes	0.4%	0.1%
Net (loss) income	(22.3)%	2.2%
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
Interest and Other Income, Net
Interest and other income, net, consists primarily of interest generated from our cash and cash equivalents balances net of interest incurred on borrowings and fees on our undrawn line of credit, and are recognized as incurred. We expect our interest and other income costs to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.
Comparison of the Three Months Ended March 31, 2022 and 2021
Net Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenue	$153,218	$138,973	$14,245	10.3%
Net revenue increased $14.2 million, or 10.3%, for the three months ended March 31, 2022 compared to the same period in 2021. The growth in net revenue was driven by an increase in orders from our larger Active Customer base, as well as an increase in Average Order Value (“AOV”), which is defined as net revenue for a given period divided by the number of orders during the same period. The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order remained stable year-over-year.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of goods sold	$63,572	$55,192	$8,380	15.2%
Gross profit	89,646	83,781	5,865	7.0%
Gross margin	58.5%	60.3%		(1.8)%
Cost of goods sold increased by $8.4 million, or 15.2%, for the three months ended March 31, 2022 compared to the same period in 2021, and increased as a percentage of revenue over the same period by 180 basis points, from 39.7% of revenue to 41.5% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in our contact lens offering, as well as an increase in store occupancy and depreciation expense due to new retail stores opened in 2022 and a full quarter of expense from new retail stores opened throughout 2021.
Gross profit, calculated as net revenue less cost of goods sold, increased by $5.9 million, or 7.0%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 180 basis points for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in gross margin was primarily a result of the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 134 stores as of March 31, 2021 to 169 stores as of March 31, 2022, and a prior year benefit of 25 basis points related to a tariff rebate received in 2021. These impacts were partially offset by the growth in sales of higher margin progressive lenses and leverage from the scaling of our in-house optical laboratory network, including our Las Vegas laboratory which opened in the fourth quarter of 2021.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$123,386	$80,760	$42,626	52.8%
As a percentage of net revenue	80.5%	58.1%		22.4%
Selling, general, and administrative expenses increased $42.6 million, or 52.8%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily driven by a $25.9 million increase in stock-based compensation and related payroll taxes, higher compensation costs from growth in our workforce, and increased marketing costs as we continued to invest in performance marketing, partially offset by reduced costs of our Home Try-On program as utilization has decreased as the COVID-19 pandemic has progressed and customers have returned to stores in larger numbers. The stock-based compensation charges incurred in the three months ended March 31, 2022 primarily related to RSU and PSU awards for which the performance based vesting condition was satisfied by our Direct Listing.
Interest and Other Income, Net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income, net	$146	$134	$12	9.0%
As a percentage of net revenue	0.1%	0.1%		—%

Interest and other income, net was flat for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to benefits from changes in foreign currency rates, partially offset by lower interest income due to lower interest rates and cash balances.
Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$539	$144	$395	274.3%
As a percentage of net revenue	0.4%	0.1%		0.3%
Provision for income taxes increased $0.4 million, or 274.3%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense.
Seasonality
Historically, our business has not experienced material seasonal fluctuations in net revenue. We do observe moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue upon order delivery, any orders placed at the end of December are recognized as revenue upon delivery, which may occur in the following year, and as such we typically see revenue decrease sequentially from the first quarter to the second quarter.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of March 31, 2022, we had cash and cash equivalents of $230.3 million, which was primarily held for working capital purposes, and an accumulated deficit of $527.4 million. As of December 31, 2021, we had cash and cash equivalents of $256.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $493.2 million.
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
Other than letters of credit of $4.0 million as of both March 31, 2022 and December 31, 2021, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the Credit Facility as of such dates.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(10,296)	$(3,277)
Net cash used in investing activities	(16,060)	(8,686)
Net cash provided by (used in) financing activities	180	(5,907)
Effect of exchange rates on cash	84	(194)
Net decrease in cash and cash equivalents	$(26,092)	$(18,064)
Cash Flows from Operating Activities
Net cash used in operating activities was $10.3 million for the three months ended March 31, 2022, consisting of a net loss of $34.1 million adjusted for $34.3 million of non-cash expenses and $10.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $7.1 million of depreciation and amortization and $27.1 million of stock-based compensation. The changes in operating assets and liabilities were primarily driven by decreases in accrued expenses, deferred revenue, and other current liabilities, partially offset by an increase in net inventory to support the growth of our business and in net lease liabilities in connection with new retail location leases entered into in 2022.
Net cash used in operating activities was $3.3 million for the three months ended March 31, 2021, consisting of net income of $3.0 million, adjusted for $6.0 million of non-cash expenses and $12.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $1.3 million of stock-based compensation and $4.7 million of depreciation and amortization. The changes in operating assets and liabilities were primarily driven by decreases in deferred revenue and accrued expenses and an increase in net inventory to support the growth of our business, partially offset by a decrease in other current liabilities and deferred rent.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $16.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
For the three months ended March 31, 2021, net cash used in investing activities was $8.7 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our supply chain infrastructure and capitalized software development costs.
Cash Flows from Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million, which was primarily related to proceeds from stock option exercises.
For the three months ended March 31, 2021, net cash used in financing activities was $5.9 million, which was primarily related to stock repurchases, partially offset by proceeds from stock option exercises.

Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in the Annual Report.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the Annual Report, and in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Except for the adoption of new accounting pronouncements as described in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes to our critical accounting policies as reported in the Annual Report.
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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2022 consisted of $230.3 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
We believe that inflation, including conditions stemming from the war in Ukraine, has had a limited impact on our business, financial condition, and results of operations. Inflation may, however, have an impact on raw materials, transportation, labor, construction, rent, and other costs which materially impact operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
•completed a request for proposal, selected an enterprise resource planning system, and hired a third party partner to support the implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors and enforce segregation of duties;
•implementation of additional review controls and processes and requiring timely account reconciliations and analyses;
•implementation of processes and controls to better identify and manage segregation of duties; and
•continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities.

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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information contained under the heading “Litigation” in Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.
Item 1A. Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition, or future results from those set forth in Part I, Item 1A, Risk Factors, in the Annual Report. However, you should carefully consider the factors discussed in the Annual Report and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARBY PARKER INC.

Date: May 16, 2022	By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

Date: May 16, 2022	By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

Date: May 16, 2022	By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer