Form 10-Q
period 2022-06-30
Warby Parker Inc.
filed 2022-08-11
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2022, there were approximately 95,776,964 shares of the registrant's Class A common stock, and 19,663,987 shares of the registrant’s Class B common stock outstanding.

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future results of operations and financial position, industry and business trends, general macroeconomic and market trends, business strategy, plans, market growth and our objectives for future operations.
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
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$211,603	$256,416
Accounts receivable, net	901	992
Inventory	70,791	57,095
Prepaid expenses and other current assets	12,513	13,477
Total current assets	295,808	327,980

Property and equipment, net	128,472	112,195
Right-of-use lease assets	115,463	—
Other assets	3,814	471
Total assets	$543,557	$440,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,932	$30,890
Accrued expenses	49,838	60,840
Deferred revenue	18,306	22,073
Current lease liabilities	18,737	—
Other current liabilities	2,047	4,301
Total current liabilities	119,860	118,104

Deferred rent	—	36,544
Non-current lease liabilities	139,735	—
Other liabilities	1,931	—
Total liabilities	261,526	154,648
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at June 30, 2022 and December 31, 2021, 95,592,528 and 94,901,623 issued and outstanding at June 30, 2022 and December 31, 2021, respectively; Class B: 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, 18,978,739 and 18,719,184 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, convertible to Class A on a one-to-one basis	11	11
Additional paid-in capital	841,699	779,212
Accumulated deficit	(559,540)	(493,241)
Accumulated other comprehensive (loss) income	(139)	16
Total stockholders’ equity	282,031	285,998
Total liabilities and stockholders’ equity	$543,557	$440,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$149,624	$131,560	$302,842	$270,533
Cost of goods sold	63,277	53,507	126,849	108,699
Gross profit	86,347	78,053	175,993	161,834

Selling, general, and administrative expenses	118,428	86,861	241,814	167,621
Loss from operations	(32,081)	(8,808)	(65,821)	(5,787)

Interest and other income, net	(38)	(440)	108	(306)

Loss before income taxes	(32,119)	(9,248)	(65,713)	(6,093)
Provision for income taxes	47	1,059	586	1,202
Net loss	$(32,166)	$(10,307)	$(66,299)	$(7,295)

Deemed dividend upon redemption of redeemable convertible preferred stock	$—	$(8,524)	$—	$(13,137)
Net loss attributable to common stockholders	$(32,166)	$(18,831)	$(66,299)	$(20,432)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.35)	$(0.58)	$(0.38)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	114,679,892	54,019,802	114,393,420	53,986,670

Other comprehensive loss
Foreign currency translation adjustment	$(163)	$294	$(155)	$70
Total comprehensive loss	$(32,329)	$(10,013)	$(66,454)	$(7,225)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)
(Amounts in thousands)
Three and Six Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit		Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2021	113,621	11	$779,212	$16	$(493,241)		$285,998
Stock option exercises	201	—	1,866	—	—		1,866
Restricted stock unit releases	147	—	—	—	—		—
Stock-based compensation	—	—	27,144	—	—		27,144
Other comprehensive income	—	—	—	8	—		8
Net loss	—	—	—	—	(34,133)		(34,133)
Balance as of March 31, 2022	$113,969	$11	$808,222	$24	$(527,374)	0	$280,883
Stock option exercises	128	—	1,689	—	—		1,689
Restricted stock unit releases	177	—	—	—	—		—
Stock-based compensation	—	—	26,764	—	—		26,764
Shares issued in connection with employee stock purchase plan	118	—	1,754	—	—		1,754
Non-cash charitable contributions	179	—	3,270	—	—		3,270
Other comprehensive income	—	—	—	(163)	—		(163)
Net loss	—	—	—	—	(32,166)		(32,166)
Balance as of June 30, 2022	$114,571	$11	$841,699	$(139)	$(559,540)		$282,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)
(Amounts in thousands)
Three and Six Months Ended June 30, 2021

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	—	$127,179	$109	$(325,390)	$(198,097)
Stock option exercises	—	—	64	—	—	—	157	—	—	157
Stock repurchases	(220)	(790)	(27)	—	—	—	—	—	(5,274)	(5,274)
Stock-based compensation	—	—	—	—	—	—	1,261	—	—	1,261
Other comprehensive income	—	—	—	—	—	—	—	(224)	—	(224)
Net income	—	—	—	—	—	—	—	—	3,011	3,011
Balance as of March 31, 2021	53,822	$505,720	53,981	$5	$—	$—	$128,597	$(115)	$(327,653)	$(199,166)
Stock option exercises	—	—	402	—	—	—	1,212	—	—	1,212
Restricted stock unit releases	—	—	73	—	—	—	—	—	—	—
Stock repurchases	(46)	(716)	(37)	—	—	—	—	—	(1,304)	(1,304)
Proceeds from repayment of related party loans	—	—	12	—	—	—	44	—	—	44
Stock-based compensation	—	—	—	—	—	—	10,409	—	—	10,409
Tender offer repurchase and share retirement	(477)	(3,561)	(362)	—	—	—	—	—	(17,002)	(17,002)
Other comprehensive income	—	—	—	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	—	—	—	(10,307)	(10,307)
Balance as of June 30, 2021	53,299	$501,443	54,069	$5	$—	$—	$140,262	$179	$(356,266)	$(215,820)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(66,299)	$(7,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,017	9,823
Stock-based compensation	53,908	11,670
Non-cash charitable contribution	3,270	—
Change in operating assets and liabilities:
Accounts receivable, net	89	(112)
Inventory	(13,704)	(7,759)
Prepaid expenses and other assets	(2,385)	126
Accounts payable	1,461	(3,118)
Accrued expenses	(8,367)	(2,689)
Deferred revenue	(3,762)	(8,339)
Other current liabilities	233	1,859
Deferred rent	—	282
Right-of-use lease assets and current and non-current lease liabilities	3,985	—
Other liabilities	1,930	457
Net cash used in operating activities	(14,624)	(5,095)
Cash flows from investing activities
Purchases of property and equipment	(31,869)	(21,215)
Net cash used in investing activities	(31,869)	(21,215)
Cash flows from financing activities
Proceeds from stock option exercises	228	1,369
Proceeds from shares issued in connection with employee stock purchase plan	1,754	—
Employee tax withholding remitted in connection with exercise or release of equity awards	—	(2,532)
Proceeds from repayment of related party loans	—	44
Stock repurchases	—	(8,085)
Payment for Tender Offer	—	(18,031)
Net cash provided by (used in) financing activities	1,982	(27,235)
Effect of exchange rates on cash	(302)	132
Net decrease in cash and cash equivalents	(44,813)	(53,413)
Cash and cash equivalents, beginning of period	256,416	314,085
Cash and cash equivalents, end of period	$211,603	$260,672
Supplemental disclosures
Cash paid for income taxes	$297	$265
Cash paid for interest	62	68
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,579	$4,168
Related party loans issued in connection with stock option exercises	—	13,827
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
Direct Listing
On September 29, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing of $4.1 million and $4.4 million for the three and six months ended June 30, 2021, respectively, which are recorded in selling, general, and administrative expenses.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and the related notes. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the six months ended June 30, 2022 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the related notes, except for the adoption of new accounting pronouncements as noted under the heading Recently Adopted Accounting Pronouncements below.
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
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying condensed consolidated financial statements include, but are not limited to (i) the valuation of inventory, including the determination of the net realizable value, (ii) reserves for sales returns, (iii) the useful lives and recoverability of long-lived assets, (iv) the determination of deferred income taxes, including related valuation allowances, (v) allowances for doubtful accounts, and (vi) assumptions related to the valuation of common stock and determination of stock-based compensation.
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At June 30, 2022 and December 31, 2021, uninsured cash balances were approximately $210.2 million and $255.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 22% and 19% of cost of goods sold for the six months ended June 30, 2022 and 2021, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At June 30, 2022 and December 31, 2021, the balance of receivables from credit card issuers included within cash and cash equivalents was $3.4 million and $6.3 million, respectively.
Inventory
Inventory consists of approximately $15.1 million and $14.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of June 30, 2022 and December 31, 2021, respectively, and approximately $55.7 million and $43.0 million of component parts, including optical frames and prescription optical lenses, as of June 30, 2022 and December 31, 2021, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, and a forecast of future demand. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, include estimates based on historical experience, and are adjusted based upon physical inventory counts. However, unforeseen adverse future economic and market conditions could result in actual results differing materially from estimates.
COVID-19
The COVID-19 pandemic caused personal and business disruption worldwide beginning in January 2020, and continues to impact global economies and supply chains. In the second quarter of 2022, the Company’s business continued to experience disruption caused by the pandemic, including changes to consumer shopping patterns as well as varying levels of restrictions in physical locations implemented by national, state, and local authorities. Although the Company continues to monitor the situation and may adjust its current policies as more information and public health guidance become available, precautionary measures that have been adopted have and will negatively affect the Company’s ability to sell its products and fulfill customer orders and the operations of its suppliers and fulfillment partners. More generally, the continued outbreak of COVID-19 has adversely affected economies and financial markets globally, contributing to an economic downturn, which has decreased, and could continue to decrease consumer

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
spending, and adversely affect demand for the Company’s products and services. It is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business given the unpredictable nature of the pandemic.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services, and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, and expedited shipping charges, which are charged to the customer, associated with these purchases. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2021 was recognized as revenue in the first quarter of 2022 and the Company expects substantially all of the deferred revenue at June 30, 2022 to be recognized as revenue in the third quarter of 2022.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.0 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Eyewear products	$142,985	$127,618	$290,304	$262,292
Services and other	6,639	3,942	12,538	8,241
Total Revenue	$149,624	$131,560	$302,842	$270,533
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
E-commerce	$58,448	$58,478	$125,452	$136,660
Retail	91,176	73,082	177,390	133,873
Total Revenue	$149,624	$131,560	$302,842	$270,533
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
Many of the Company’s leases contain TIA provisions, which represent contractual amounts receivable from a lessor for improvements to the leased property made by the Company which are determined to represent lease incentives. The Company considers TIAs to be reasonably certain to collect, and includes them in the present value calculation when determining the lease liabilities for new leases. The benefit from a TIA is amortized through rent expense over the term of the related lease.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The most significant financial statement impact of ASC 842 related to the recognition of right-of-use assets and lease liabilities on the condensed consolidated balance sheets for the Company’s retail stores, corporate offices, optical laboratories, and distribution center operating leases based on the present value of total fixed payments. Upon adoption, the Company recorded right-of-use assets of $109.4 million, lease liabilities of $146.2 million, and other liabilities of $2.2 million, and reclassified historical deferred rent and tenant improvement allowance balances of $39.0 million to operating lease right-of-use assets. The adoption did not impact the condensed consolidated statements of operations or retained earnings. The impact of the adoption of ASC 842 on the condensed consolidated balance sheet is as follows:

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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Recently Issued Accounting Pronouncements
The Company has considered all new accounting pronouncements issued during the three and six months ended June 30, 2022 and does expect any to have a material impact on its condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Leasehold improvements	$123,570	$110,948
Computers and equipment	27,622	23,084
Furniture and fixtures	20,790	17,473
Capitalized software	17,039	13,389
Construction in process	13,435	10,992
	202,456	175,886
Less: accumulated depreciation and amortization	(73,984)	(63,691)
Property and equipment, net	$128,472	$112,195
Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$4,906	$3,685	$9,554	$7,096
Selling, general, and administrative expenses	2,974	1,433	5,463	2,727
Total depreciation and amortization expense	$7,880	$5,118	$15,017	$9,823
4. Accrued Expenses
Accrued expenses consists of the following:

	June 30, 2022	December 31, 2021
Unvested early exercised stock options	$11,068	$14,396
Payroll related costs	9,742	11,851
Optical laboratory and inventory costs	5,033	5,325
Charitable contributions	4,670	5,639
Marketing expenses	4,572	12,061
Other accrued expenses	14,753	11,568
Total accrued expenses	$49,838	$60,840

5. Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$47	$1,059	$586	$1,202
Effective tax rate	(0.1)%	(11.5)%	(0.9)%	(19.7)%
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2022 and 2021 differed from the statutory rate primarily due to non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, the valuation allowance, and other permanent items.
6. Redeemable Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of June 30, 2022, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of June 30, 2022, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	95,592,528	18,978,739	—
Employee stock options – outstanding	1,188,340	2,106,766	—
Restricted stock units – outstanding	1,714,271	2,050,286	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	20,038,279	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,533,479	—	—
Total common stock – outstanding or issuable on exercise of options	146,066,897	27,533,479	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	603,933,103	122,466,521	150,000,000
Redeemable Convertible Preferred Stock
All classes of redeemable convertible preferred stock were convertible by the holder into shares of Series A common stock at the then applicable conversion price. In the event of liquidation of the Company (including certain events outside of the Company’s control such as a change in control), the holders of redeemable convertible preferred stock were entitled to a liquidation preference equal to the respective original issue price plus declared and unpaid dividends ahead of the classes of common stock described above. In September 2021, in connection with the Direct Listing, all outstanding shares of redeemable convertible preferred stock were converted to Class A common stock at a one-to-one ratio. As of June 30, 2022, 50,000,000 preferred shares were authorized and no shares were outstanding.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Repurchases
During the six months ended June 30, 2022, the Company did not repurchase stock. In February and June 2021, the Company repurchased shares of common stock and redeemable convertible preferred stock directly from investors as follows:

	Number of Shares Repurchased	Amount Paid
Series A common stock	63,821	$1,566
Series AA redeemable convertible preferred stock	160,136	3,928
Series D redeemable convertible preferred stock	60,137	1,475
Series E redeemable convertible preferred stock	45,507	1,116
Total repurchases	329,601	$8,085
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
Stock Donation
In May 2022, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation, a Delaware exempt corporation. During the three and six months ended June 30, 2022, the Company recognized $3.3 million of charitable expense, which is recorded to selling, general, and administrative expenses, representing the fair value of the shares on the date they were issued.
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
In January 2022, the board of directors approved an annual increase of 5,735,463 shares to the shares authorized for issuance under the 2021 Plan, bringing the total to 16,794,213 shares available for future issuance pursuant to new awards as of June 30, 2022.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP. In January 2022, the board of directors approved an annual increase of 1,147,092 shares to the ESPP, bringing the total to 3,362,395 shares authorized as of June 30, 2022. There were 3,244,066 shares available for future issuance pursuant to ESPP purchases as of June 30, 2022.
With the exception of the first offering period, offering periods begin on May 15 and November 15 of each year and consist of four six-month purchase periods. Eligible employees may contribute up to 20% of their base wages and the purchase price of shares of Class A common stock under an offering will be 85% of the lesser of the fair market value of Class A common stock on (i) the offering date, and (ii) the applicable purchase date. If such fair market value decreases from the offering date to the applicable purchase date, the offering period will terminate after the purchase of shares and all participants will be automatically enrolled in the next offering period (a “rollover event”). The initial offering period began on October 30, 2021 and ended on May 14, 2022 after the first purchase was completed as a result of a rollover event.
During both the three and six months ended June 30, 2022, 118,329 shares were purchased under the ESPP. During the three and six months ended June 30, 2022, the Company recognized $0.9 million and $1.5 million of stock-based compensation expense in connection with the ESPP, respectively, and withheld $0.7 million and $1.6 million of contributions from employees, respectively. As of June 30, 2022, total unrecognized compensation costs associated with the ESPP was $4.5 million and is expected to be amortized over a weighted average period of 0.9 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$231	$—	$457	$—
Selling, general, and administrative expenses	26,533	11,670	53,451	11,670
Total stock-based compensation expense	$26,764	$11,670	$53,908	$11,670
Stock-based compensation expense for the three and six months ended June 30, 2022 includes $19.3 million and $39.4 million related to the 2021 Founders Grant, as described below, respectively, and $5.4 million and $10.7 million in connection with RSUs, respectively, most of which include a performance-based vesting condition that was satisfied by the Company’s Direct Listing. The three and six months ended June 30, 2021 includes $9.2 million of stock compensation expense related to the 2021 tender offer.
Stock Options
The fair value for options and share awards granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted during the six months ended June 30, 2022. The following assumptions were used for options granted during the six months ended June 30, 2021:

Six Months Ended June 30, 2021
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
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term	Aggregate intrinsic value
Balance at December 31, 2021	3,623,377	$8.03	5.7	$136,824
Options granted	—	—
Options exercised	(326,771)	10.88		6,146
Options forfeited	(1,500)	4.46
Balance at June 30, 2022	3,295,106	$7.75	5.1	$17,123

Exercisable as of June 30, 2022	3,295,106	$7.75	5.1	$17,123
Vested as of June 30, 2022	2,338,797	4.21	4.0
Unvested as of June 30, 2022	956,309	$16.40	7.9
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $8.2 million as of June 30, 2022, and is expected to be recognized over 1.1 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	3,527,167	$33.38
Granted	466,418	17.84
Forfeited	(109,820)	38.05
Released	(323,920)	23.13
Vested and not yet released	(239,226)	31.30
Unvested as of June 30, 2022	3,320,619	$32.19
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $67.4 million and $72.1 million as of June 30, 2022, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 1.0 years, respectively. No PSUs were granted, forfeited, released or vested during the three and six months ended June 30, 2022.

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
The PSUs are divided into eight substantially equal tranches, each one vesting on the date the 90-day trailing volume-weighted average trading price of the Company’s Class A common stock exceeds the stock price hurdle, as set forth in the table below, provided that no PSUs may vest prior to the six month anniversary of the Direct Listing.

Tranche	Number of PSUs	Stock Price Hurdle
1	549,712	$47.75
2	549,710	$55.71
3	549,712	$63.67
4	549,710	$71.63
5	549,712	$79.59
6	549,710	$87.55
7	549,712	$95.50
8	549,710	$103.46
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company recorded $13.6 million and $27.0 million of stock-based compensation expense related to the PSUs during the three and six months ended June 30, 2022.
The Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the co-CEOs continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied on September 29, 2021 by the Direct Listing, and the Company recorded $5.7 million and $12.4 million of stock-based compensation expense related to the RSUs during the three and six months ended June 30, 2022.
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
Most RSUs outstanding as of June 30, 2022 vest upon the satisfaction of both a service and a performance condition. The Company had previously concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to September 29, 2021, the date of the Direct Listing, the Company had not recorded stock-based

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the 2021 tender offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after the Direct Listing only contain a service condition and are recognized on a straight line basis over the vesting period.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of June 30, 2022, the total lease terms of the various leases range from 3 to 18 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term. The Company’s finance leases are immaterial.
The following table presents the assets and liabilities related to the Company’s leases:

June 30, 2022
Lease assets:
Right-of-use assets	$115,463
Total lease assets	115,463

Lease liabilities:
Current lease liabilities	18,737
Non-current lease liabilities	139,735
Total lease liabilities	$158,472
The following table details the Company’s net lease expense:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$6,280	$12,293
Variable lease expense	937	1,875
Net lease expense	$7,217	$14,168
Variable lease expense primarily consists of contingent rent, common area maintenance charges, property taxes, and other non-fixed lease related costs.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2022	$7,355
2023	34,150
2024	34,339
2025	26,642
2026	24,778
Thereafter	49,706
Total undiscounted lease cash flows	176,970
Impact of discounting	(18,498)
Present value of lease payments	$158,472
(1) The year 2022 includes $8.3 million of expected cash inflows from TIAs. Operating lease payments exclude $7.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

The following tables present other relevant lease information:

June 30, 2022
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	3.5%

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,858
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
Other than letters of credit outstanding of $4.1 million and $4.0 million as of June 30, 2022 and December 31, 2021, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of June 30, 2022, the Company is not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(32,166)	$(10,307)	$(66,299)	$(7,295)
Less: deemed dividend upon redemption of redeemable convertible preferred stock	—	(8,524)	—	(13,137)
Net loss attributable to common stockholders - basic and diluted	$(32,166)	$(18,831)	$(66,299)	$(20,432)
Denominator
Weighted average shares, basic and diluted	114,679,892	54,019,802	114,393,420	53,986,670
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.35)	$(0.58)	$(0.38)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	—	53,299,362	—	53,299,362
Stock options to purchase common stock	3,295,106	8,153,571	3,295,106	8,153,571
Unvested restricted stock units	3,320,619	4,266,749	3,320,619	4,266,749
Unvested performance stock units	4,397,688	4,397,688	4,397,688	4,397,688
Warrants to purchase Series B redeemable convertible preferred stock	—	21,745	—	21,745
11. Related-Party Transactions
Prior to its Direct Listing, the Company issued secured promissory notes to certain related party members of senior management, including its executive officers. The promissory notes are collateralized by the stock purchased in relation to the exercise of employee stock options, and as such have been treated as non-recourse notes in the condensed consolidated financial statements. The promissory notes are issued with a term of 8.5 years and an interest rate equal to the minimum applicable federal mid-term rate in the month the loan was issued. The secured promissory notes are recorded as a reduction to equity offsetting the amount in additional paid-in-capital related to the exercised options funded by the notes. In August 2021, prior to the Direct Listing, the executive officers repaid their promissory notes in full, however several promissory notes remain outstanding with other members of senior management. No new promissory notes were issued during the six months ended June 30, 2022 and $13.8 million was issued in the six months ended June 30, 2021.
During the three and six months ended June 30, 2022, the outstanding loan balance increased by an immaterial amount due to interest. The loans had a balance of $3.1 million at both June 30, 2022 and December 31, 2021.
12. Subsequent Events
August 2022 Restructuring
In August 2022, the Company initiated a restructuring plan to reduce the Company’s costs and drive long-term operational efficiencies that resulted in a reduction in force of 63 positions at the Company’s corporate offices. The Company estimates that it will incur total cash charges for employee severance and related costs of approximately $1.7 million, which are expected to be recognized in the third quarter of 2022. The Company expects the restructuring plan to be substantially completed by the end of the third quarter of 2022.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022 (the “Annual Report”). Data as of and for the three and six months ended June 30, 2022 and 2021 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our more than 170 retail stores.
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

Financial Highlights
For the three months ended June 30, 2022 and June 30, 2021:
•we generated net revenue of $149.6 million and $131.6 million, respectively;
•we generated gross profit of $86.3 million and $78.1 million, respectively, representing a gross profit margin of 57.7% and 59.3%, respectively;
•we generated net loss of $32.2 million and $10.3 million, respectively; and
•we generated adjusted EBITDA of $5.9 million and $10.8 million, respectively.
For the six months ended June 30, 2022 and June 30, 2021:
•we generated net revenue of $302.8 million and $270.5 million, respectively;
•we generated gross profit of $176.0 million and $161.8 million, respectively, representing a gross profit margin of 58.1% and 59.8%, respectively;
•we generated net loss of $66.3 million and $7.3 million, respectively; and
•we generated adjusted EBITDA of $6.7 million and $20.1 million, respectively.
For a definition of adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Direct Listing
On September 29, 2021, we completed a direct listing of our Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). We incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing of $4.1 million and $4.4 million for the three and six months ended June 30, 2021, respectively, which are recorded in selling, general, and administrative expenses.
Impact of COVID-19
The health and safety of our customers and employees remains our top priority, and to that end we will continue to monitor developments related to the COVID-19 pandemic and adjust policies and operations as needed. We have developed procedures to enable us to responsibly and efficiently open or close locations and adjust operations as needed. We have onboarded and continue to onboard new suppliers, as well as enhance inventory planning and monitoring capabilities. We have experienced minimal supply chain disruptions through the first half of 2022 and we expect the actions we have taken will help to mitigate supply chain disruptions in future quarters, although the future trajectory of the COVID-19 pandemic is still unknown. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operations, and financial condition will depend on future developments that are highly uncertain. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, refer to the risks described in our Annual Report, including those described in Part I, Item 1A. “Risk Factors.”
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Active Customers (in millions)	2.26	2.08	2.26	2.08
Store Count(1)	178	145	178	145
Adjusted EBITDA(2) (in thousands)	$5,936	$10,810	$6,710	$20,075
Adjusted EBITDA margin(2)	4.0%	8.2%	2.2%	7.4%
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
As of June 30, 2022, 127 out of our 178 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income, taxes, and depreciation and amortization as further adjusted for stock-based compensation expense and related employer payroll taxes, non-cash charitable donations, and non-recurring costs such as direct listing or other transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(32,166)	$(10,307)	$(66,299)	$(7,295)
Adjusted to exclude the following:
Interest and other income, net	38	440	(108)	306
Provision for income taxes	47	1,059	586	1,202
Depreciation and amortization expense	7,880	5,118	15,017	9,823
Stock-based compensation expense(1)	26,867	10,409	54,244	11,670
Non-cash charitable donation(2)	3,270	—	3,270	—
Transaction costs(3)	—	4,091	—	4,369
Adjusted EBITDA	5,936	10,810	6,710	20,075
Adjusted EBITDA margin	4.0%	8.2%	2.2%	7.4%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, and the impact of repurchases of awards from employees. For the three and six months ended June 30, 2022, the amount includes $0.1 million and $0.3 million, respectively, of employer payroll costs associated with releases of RSUs and option exercises.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock to the Warby Parker Impact Foundation in May 2022.
(3)    Represents (i) costs directly attributable to the preparation for our Direct Listing and (ii) expenses incurred in connection with the cash tender offer completed in June 2021.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations Data:
Net revenue	$149,624	$131,560	$302,842	$270,533
Cost of goods sold	63,277	53,507	126,849	108,699
Gross profit	86,347	78,053	175,993	161,834
Selling, general, and administrative expenses	118,428	86,861	241,814	167,621
Loss from operations	(32,081)	(8,808)	(65,821)	(5,787)
Interest and other income, net	(38)	(440)	108	(306)
Loss before income taxes	(32,119)	(9,248)	(65,713)	(6,093)
Provision for income taxes	47	1,059	586	1,202
Net loss	(32,166)	(10,307)	(66,299)	(7,295)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	% of Net Revenue		% of Net Revenue
Condensed Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.3%	40.7%	41.9%	40.2%
Gross profit	57.7%	59.3%	58.1%	59.8%
Selling, general, and administrative expenses	79.2%	66.0%	79.8%	62.0%
Loss from operations	(21.5)%	(6.7)%	(21.7)%	(2.2)%
Interest and other income, net	—%	(0.3)%	—%	(0.1)%
Loss before income taxes	(21.5)%	(7.0)%	(21.7)%	(2.3)%
Provision for income taxes	—%	0.8%	0.2%	0.4%
Net loss	(21.5)%	(7.8)%	(21.9)%	(2.7)%
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. SG&A also includes administrative costs associated with our Home Try-On program, which provides customers the opportunity to sample eyewear at home prior to purchase. SG&A is expensed in the period in which it is incurred. During the second half of 2022 we implemented a headcount reduction in our corporate offices and anticipate executing on certain other cost control actions, including reducing marketing spend and other variable costs. We expect these actions to reduce costs included in SG&A, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause unforeseen fluctuations in SG&A expenses.
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
Comparison of the Three Months Ended June 30, 2022 and 2021
Net Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenue	$149,624	$131,560	$18,064	13.7%
Net revenue increased $18.1 million, or 13.7%, for the three months ended June 30, 2022 compared to the same period in 2021. The growth in net revenue was driven by an increase in orders from our larger Active Customer base, as well as an increase in Average Order Value (“AOV”), which is defined as net revenue for a given period divided by the number of orders during the same period. The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order remained stable year-over-year.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of goods sold	$63,277	$53,507	$9,770	18.3%
Gross profit	86,347	78,053	8,294	10.6%
Gross margin	57.7%	59.3%		(1.6)%
Cost of goods sold increased by $9.8 million, or 18.3%, for the three months ended June 30, 2022 compared to the same period in 2021, and increased as a percentage of revenue over the same period by 160 basis points, from 40.7% of revenue to 42.3% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in our contact lens offering, as well as an increase in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2022 and a full period of expense from new retail stores opened throughout 2021.
Gross profit, calculated as net revenue less cost of goods sold, increased by $8.3 million, or 10.6%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 160 basis points for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in gross margin was primarily a result of the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 145 stores as of June 30, 2021 to 178 stores as of June 30, 2022, and increased prescription services costs as the number of stores with optical examination rooms grew. These impacts were partially offset by the growth in sales of higher margin progressive lenses and leverage from the scaling of our in-house optical laboratory network, including our Las Vegas laboratory which opened in the fourth quarter of 2021.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$118,428	$86,861	$31,567	36.3%
As a percentage of net revenue	79.2%	66.0%		13.2%
Selling, general, and administrative expenses increased $31.6 million, or 36.3%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a $16.2 million increase in stock-based compensation and related payroll taxes, an increase in charitable expenses for the donation of stock to the Warby Parker Impact Foundation, higher compensation costs, mainly from growth in our retail workforce, increased costs related to operating as a public company, and increased technology costs to support business growth. These increases were partially offset by a reduction in professional services costs related to our Direct Listing in 2021 that were not recurring in 2022 and reduced costs for our Home Try-On program from decreased utilization as the COVID-19 pandemic has progressed and customers have returned to stores in larger numbers. The stock-based compensation charges incurred in the three months ended June 30, 2022 primarily related to RSU and PSU awards for which the performance based vesting condition was satisfied by our Direct Listing.

Interest and Other Income, Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income, net	$(38)	$(440)	$402	(91.4)%
As a percentage of net revenue	—%	(0.3)%		0.3%
Interest and other income, net increased $0.4 million, or 91.4%, for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the impact of fair value adjustments to outstanding warrants that were exercised in 2021 that was not repeated in 2022.
Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$47	$1,059	$(1,012)	(95.6)%
As a percentage of net revenue	—%	0.8%		(0.8)%
Provision for income taxes decreased $1.0 million, or 95.6%, for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense.
Comparison of the Six Months Ended June 30, 2022 and 2021
Net Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenue	$302,842	$270,533	$32,309	11.9%
Net revenue increased $32.3 million, or 11.9%, for the six months ended June 30, 2022 compared to the same period in 2021. The growth in net revenue was driven by an increase in orders from our larger Active Customer base, as well as an increase in AOV. The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order remained stable year-over-year.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of goods sold	$126,849	$108,699	$18,150	16.7%
Gross profit	175,993	161,834	14,159	8.7%
Gross margin	58.1%	59.8%		(1.7)%
Cost of goods sold increased by $18.2 million, or 16.7%, for the six months ended June 30, 2022 compared to the same period in 2021, and increased as a percentage of revenue over the same period by 170 basis points, from 40.2% of revenue to 41.9% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in our contact lens offering, as well as an increase in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2022 and a full period of expense from new retail stores opened throughout 2021.

Gross profit, calculated as net revenue less cost of goods sold, increased by $14.2 million, or 8.7%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 170 basis points for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in gross margin was primarily a result of the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 145 stores as of June 30, 2021 to 178 stores as of June 30, 2022, and increased prescription services costs as the number of stores with optical examination rooms grew. These impacts were partially offset by the growth in sales of higher margin progressive lenses and leverage from the scaling of our in-house optical laboratory network, including our Las Vegas laboratory which opened in the fourth quarter of 2021.
Selling, General, and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$241,814	$167,621	$74,193	44.3%
As a percentage of net revenue	79.8%	62.0%		17.8%
Selling, general, and administrative expenses increased $74.2 million, or 44.3%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily driven by a $42.1 million increase in stock-based compensation and related payroll taxes, higher compensation costs, mainly from growth in our retail workforce, an increase in charitable expenses for the donation of stock to the Warby Parker Impact Foundation, increased insurance costs related to operating as a public company, increased technology costs to support business growth, and increased marketing costs in the first quarter of 2022. These increases were partially offset by reduced costs for our Home Try-On program from decreased utilization as the COVID-19 pandemic has progressed and customers have returned to stores in larger numbers. The stock-based compensation charges incurred in the six months ended June 30, 2022 primarily related to RSU and PSU awards for which the performance based vesting condition was satisfied by our Direct Listing.
Interest and Other Income, Net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income, net	$108	$(306)	$414	(135.3)%
As a percentage of net revenue	—%	(0.1)%		0.1%
Interest and other income, net increased $0.4 million, or 135.3%, for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the impact of fair value adjustments to outstanding warrants that were exercised in 2021 that was not repeated in 2022, partially offset by lower interest income due to lower cash balances.
Provision for Income Taxes

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$586	$1,202	$(616)	(51.2)%
As a percentage of net revenue	0.2%	0.4%		(0.2)%
Provision for income taxes decreased $0.6 million, or 51.2%, for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense.

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
Our business has historically experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year (see above for more details). In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of June 30, 2022, we had cash and cash equivalents of $211.6 million, which was primarily held for working capital purposes, and an accumulated deficit of $559.5 million. As of December 31, 2021, we had cash and cash equivalents of $256.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $493.2 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent COVID-19 pandemic, rising interest and inflation rates, and other macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
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
Other than letters of credit outstanding of $4.1 million and $4.0 million as of June 30, 2022 and December 31, 2021, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the Credit Facility.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(14,624)	$(5,095)
Net cash used in investing activities	(31,869)	(21,215)
Net cash provided by (used in) financing activities	1,982	(27,235)
Effect of exchange rates on cash	(302)	132
Net decrease in cash and cash equivalents	$(44,813)	$(53,413)
Cash Flows from Operating Activities
Net cash used in operating activities was $14.6 million for the six months ended June 30, 2022, consisting of a net loss of $66.3 million adjusted for $72.2 million of non-cash expenses and $20.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $53.9 million of stock-based compensation, $15.0 million of depreciation and amortization, and $3.3 million of non-cash charitable contributions. The changes in operating assets and liabilities were primarily driven by an increase in net inventory to support the growth of our business and an increase in other non-current assets related to investments in the implementation of our new enterprise resource planning system and other technology infrastructure, and decreases in accrued expenses and deferred revenue, partially offset by an increase in net lease liabilities in connection with new retail location leases entered into in 2022.
Net cash used in operating activities was $5.1 million for the six months ended June 30, 2021, consisting of a net loss of $7.3 million, adjusted for $21.5 million of non-cash expenses and $19.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $11.7 million of stock-based compensation and $9.8 million of depreciation and amortization. The changes in operating assets and liabilities were primarily driven by decreases in deferred revenue, accounts payable and accrued expenses, and an increase in net inventory to support the growth of our business, partially offset by an increase in deferred rent.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $31.9 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
For the six months ended June 30, 2021, net cash used in investing activities was $21.2 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our supply chain infrastructure and capitalized software development costs.
Cash Flows from Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $2.0 million, which was primarily related to proceeds from shares issued in connection with our ESPP and stock option exercises.
For the six months ended June 30, 2021, net cash used in financing activities was $27.2 million, which was primarily related to repurchases of stock during the period, including shares repurchased in connection with the cash tender offer completed in 2021.
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
Based on our public float as of June 30, 2022, we will qualify as a “large accelerated filer” as of December 31, 2022, at which point we will no longer qualify as an emerging growth company. As a result, commencing January 1, 2023, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, such as the auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002, as amended. Compliance with these enhanced disclosure requirements will increase our costs and could negatively affect our results of operations and financial condition.

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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2022 consisted of $211.6 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
We believe that inflation, including from conditions stemming from the war in Ukraine, the impact of COVID-19, and other macroeconomic factors, has had a limited impact on our business, financial condition, and results of operations. Inflation may, however, have an impact on raw materials, transportation, labor, construction, rent, and other costs which materially impact operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
•selected an enterprise resource planning system, hired an implementation partner, and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors and enforce segregation of duties;
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2022, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation, a Delaware exempt corporation. The shares donated were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARBY PARKER INC.

Date: August 11, 2022	By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

Date: August 11, 2022	By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

Date: August 11, 2022	By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer