Form 10-Q
period 2022-09-30
Warby Parker Inc.
filed 2022-11-10
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 8, 2022, there were approximately 95,945,481 shares of the registrant's Class A common stock, and 19,678,604 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; planned new retail stores in 2022 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation and government instability; increases in component and shipping costs and changes in supply chain; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; our ability to engage our existing customers and obtain new customers; the growth of our brand awareness; the effects of the ongoing COVID-19 pandemic; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operation and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 18, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$197,885	$256,416
Accounts receivable, net	1,109	992
Inventory	70,571	57,095
Prepaid expenses and other current assets	12,645	13,477
Total current assets	282,210	327,980

Property and equipment, net	134,328	112,195
Right-of-use lease assets	127,812	—
Other assets	5,802	471
Total assets	$550,152	$440,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,220	$30,890
Accrued expenses	52,842	60,840
Deferred revenue	16,255	22,073
Current lease liabilities	20,244	—
Other current liabilities	1,923	4,301
Total current liabilities	111,484	118,104

Deferred rent	—	36,544
Non-current lease liabilities	152,889	—
Other liabilities	1,820	—
Total liabilities	266,193	154,648
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at September 30, 2022 and December 31, 2021, 95,756,249 and 94,901,623 issued and outstanding at September 30, 2022 and December 31, 2021, respectively; Class B: 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, 19,103,020 and 18,719,184 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, convertible to Class A on a one-to-one basis	11	11
Additional paid-in capital	867,754	779,212
Accumulated deficit	(583,383)	(493,241)
Accumulated other comprehensive (loss) income	(423)	16
Total stockholders’ equity	283,959	285,998
Total liabilities and stockholders’ equity	$550,152	$440,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$148,777	$137,373	$451,619	$407,906
Cost of goods sold	64,359	57,709	191,208	166,407
Gross profit	84,418	79,664	260,411	241,499

Selling, general, and administrative expenses	108,090	171,643	349,904	339,264
Loss from operations	(23,672)	(91,979)	(89,493)	(97,765)

Interest and other loss, net	(183)	(146)	(75)	(452)

Loss before income taxes	(23,855)	(92,125)	(89,568)	(98,217)
Provision for income taxes	(12)	(1,052)	574	151
Net loss	$(23,843)	$(91,073)	$(90,142)	$(98,368)

Deemed dividend upon redemption of redeemable convertible preferred stock	$—	$—	$—	$(13,137)
Net loss attributable to common stockholders	$(23,843)	$(91,073)	$(90,142)	$(111,505)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.45)	$(0.79)	$(1.96)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	115,249,431	62,887,161	114,681,893	56,985,960

Other comprehensive loss
Foreign currency translation adjustment	$(284)	$(129)	$(439)	$(58)
Total comprehensive loss	$(24,127)	$(91,202)	$(90,581)	$(98,426)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	113,621	$11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	201	—	1,866	—	—	1,866
Restricted stock unit releases	147	—	—	—	—	—
Stock-based compensation	—	—	27,144	—	—	27,144
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(34,133)	(34,133)
Balance as of March 31, 2022	113,969	$11	$808,222	$24	$(527,374)	$280,883
Stock option exercises	128	—	1,689	—	—	1,689
Restricted stock unit releases	177	—	—	—	—	—
Stock-based compensation	—	—	26,764	—	—	26,764
Shares issued in connection with employee stock purchase plan	118	—	1,754	—	—	1,754
Non-cash charitable contributions	179	—	3,270	—	—	3,270
Other comprehensive loss	—	—	—	(163)	—	(163)
Net loss	—	—	—	—	(32,166)	(32,166)
Balance as of June 30, 2022	114,571	$11	$841,699	$(139)	$(559,540)	$282,031
Stock option exercises	135	—	1,709	—	—	1,709
Restricted stock unit releases	151	—	—	—	—	—
Proceeds from repayment of related party loans	2	—	45	—	—	45
Stock-based compensation	—	—	24,301	—	—	24,301
Other comprehensive loss	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	(23,843)	(23,843)
Balance as of September 30, 2022	114,859	$11	$867,754	$(423)	$(583,383)	$283,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2021

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	—	$127,179	$109	$(325,390)	$(198,097)
Stock option exercises	—	—	64	—	—	—	157	—	—	157
Stock repurchases	(220)	(790)	(27)	—	—	—	—	—	(5,274)	(5,274)
Stock-based compensation	—	—	—	—	—	—	1,261	—	—	1,261
Other comprehensive loss	—	—	—	—	—	—	—	(224)	—	(224)
Net income	—	—	—	—	—	—	—	—	3,011	3,011
Balance as of March 31, 2021	53,822	$505,720	53,981	$5	—	$—	$128,597	$(115)	$(327,653)	$(199,166)
Stock option exercises	—	—	402	—	—	—	1,212	—	—	1,212
Restricted stock unit releases	—	—	73	—	—	—	—	—	—	—
Stock repurchases	(46)	(716)	(37)	—	—	—	—	—	(1,304)	(1,304)
Proceeds from repayment of related party loans	—	—	12	—	—	—	44	—	—	44
Stock-based compensation	—	—	—	—	—	—	10,409	—	—	10,409
Tender offer repurchase and share retirement	(477)	(3,561)	(362)	—	—	—	—	—	(17,002)	(17,002)
Other comprehensive income	—	—	—	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	—	—	—	(10,307)	(10,307)
Balance as of June 30, 2021	53,299	$501,443	54,069	$5	—	$—	$140,262	$179	$(356,266)	$(215,820)
Stock option and warrant exercises	22	75	465	—	189	—	10,326	—	—	10,326
Restricted stock unit releases	—	—	55	—	937	—	—	—	—	—
Proceeds from repayment of related party loans	—	—	2,172	—	—	—	14,644	—	—	14,644
Stock-based compensation	—	—	—	—	—	—	64,332	—	—	64,332
Non-cash charitable contributions	—	—	179	—	—	—	7,757	—	—	7,757
Other equity activity	—	—	—	—	5	—	—	—	—	—
Conversion of common stock to Class A and Class B common stock in connection with direct public offering	—	—	(56,940)	(5)	56,940	5	—	—	—	—
Conversion of redeemable convertible preferred stock to Class A common stock in connection with direct public offering	(53,321)	(501,518)	—	—	53,321	6	501,513	—	—	501,519
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	—	—	(91,073)	(91,073)
Balance as of September 30, 2021	—	$—	—	$—	111,392	$11	$738,834	$50	$(447,339)	$291,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(90,142)	$(98,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,947	15,185
Stock-based compensation	78,209	76,002
Non-cash charitable contribution	3,270	7,757
Asset impairment charges	1,509	137
Change in operating assets and liabilities:
Accounts receivable, net	(126)	(221)
Inventory	(13,522)	(12,971)
Prepaid expenses and other assets	(4,546)	(1,323)
Accounts payable	(9,209)	7,629
Accrued expenses	(4,319)	11,724
Deferred revenue	(5,796)	(9,774)
Other current liabilities	90	578
Deferred rent	—	2,980
Right-of-use lease assets and current and non-current lease liabilities	6,346	—
Other liabilities	1,820	530
Net cash used in operating activities	(13,469)	(135)
Cash flows from investing activities
Purchases of property and equipment	(45,966)	(34,018)
Net cash used in investing activities	(45,966)	(34,018)
Cash flows from financing activities
Proceeds from stock option exercises	295	10,087
Proceeds from shares issued in connection with employee stock purchase plan	1,754	—
Employee tax withholding remitted in connection with exercise or release of equity awards	—	(29,059)
Proceeds from repayment of related party loans	45	31,513
Stock repurchases	—	(8,085)
Payment for Tender Offer	—	(18,031)
Net cash provided by (used in) financing activities	2,094	(13,575)
Effect of exchange rates on cash	(1,190)	(120)
Net decrease in cash and cash equivalents	(58,531)	(47,848)
Cash and cash equivalents, beginning of period	256,416	314,085
Cash and cash equivalents, end of period	$197,885	$266,237
Supplemental disclosures
Cash paid for income taxes	$471	$314
Cash paid for interest	89	94
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,819	$5,246
Related party loans issued in connection with stock option exercises	—	13,827
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
Direct Listing
On September 29, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing of $23.9 million and $27.7 million for the three and nine months ended September 30, 2021, respectively, which are recorded in selling, general, and administrative expenses.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021 and the related notes. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the nine months ended September 30, 2022 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the related notes, except for the adoption of new accounting pronouncements as noted under the heading Recently Adopted Accounting Pronouncements below. Certain prior period amounts were reclassified to conform to the current period presentation. These changes had no impact on the condensed consolidated financial statements for any period.
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
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying condensed consolidated financial statements include, but are not limited to (i) the valuation of inventory, including the determination of the net realizable value, (ii) reserves for sales returns, (iii) the useful lives and recoverability of long-lived assets, (iv) the determination of deferred income taxes, including related valuation allowances, (v) allowances for doubtful accounts, and (vi) assumptions related to the valuation of lease liabilities, common stock and determination of stock-based compensation.
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At September 30, 2022 and December 31, 2021, uninsured cash balances were approximately $196.5 million and $255.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 20% and 23% of cost of goods sold for the nine months ended September 30, 2022 and 2021, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At September 30, 2022 and December 31, 2021, the balance of receivables from credit card issuers included within cash and cash equivalents was $3.5 million and $6.3 million, respectively.
Inventory
Inventory consists of approximately $14.9 million and $14.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of September 30, 2022 and December 31, 2021, respectively, and approximately $55.7 million and $43.0 million of component parts, including optical frames and prescription optical lenses, as of September 30, 2022 and December 31, 2021, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Cloud-Based Software Implementation Costs
The Company has entered into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within prepaid expenses and other current assets or other assets, depending on the long or short-term nature of such costs, in line with the Company's policy on the accounting for prepaid software hosting arrangements. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized cloud-based software implementation costs are amortized, beginning on the date the related software or module is ready for its intended

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
use, on a straight-line basis over the remaining term of the hosting arrangement as a component of selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement.
As of September 30, 2022, the Company had $7.8 million of gross capitalized cloud-based software implementation costs and $0.1 million of related accumulated amortization, for a net balance of $7.7 million, made up of $2.1 million recorded within prepaid expenses and other current assets and $5.6 million recorded within other assets on the condensed consolidated balance sheet. During both the three and nine months ended September 30, 2022, the Company incurred $0.1 million of amortization of capitalized cloud-based software implementation costs.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2021 was recognized as revenue in the first quarter of 2022 and the Company expects substantially all of the deferred revenue at September 30, 2022 to be recognized as revenue in the fourth quarter of 2022.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $1.9 million and $1.8 million at September 30, 2022 and December 31, 2021, respectively.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Eyewear products	$140,818	$133,037	$431,122	$395,329
Services and other	7,959	4,336	20,497	12,577
Total Revenue	$148,777	$137,373	$451,619	$407,906
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
E-commerce	$54,887	$58,199	$180,340	$194,859
Retail	93,890	79,174	271,279	213,047
Total Revenue	$148,777	$137,373	$451,619	$407,906
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Recently Issued Accounting Pronouncements
There are no recent accounting pronouncements that are anticipated to have a material impact on the Company’s condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$130,019	$110,948
Computers and equipment	28,406	23,084
Furniture and fixtures	22,145	17,473
Capitalized software	17,162	13,389
Construction in process	16,126	10,992
	213,858	175,886
Less: accumulated depreciation and amortization	(79,530)	(63,691)
Property and equipment, net	$134,328	$112,195
Expenses associated with property and equipment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$5,379	$4,042	$14,933	$11,138
Selling, general, and administrative expenses	2,963	1,545	8,014	4,135
Total depreciation and amortization expense	$8,342	$5,587	$22,947	$15,273

Asset impairment charges	$1,097	$—	$1,509	$137
4. Accrued Expenses
Accrued expenses consists of the following:

	September 30, 2022	December 31, 2021
Unvested early exercised stock options	$9,426	$14,396
Payroll related costs	11,015	11,851
Charitable contributions	6,133	5,639
Marketing expenses	4,092	12,061
Optical laboratory and product costs	5,837	5,325
Professional services	3,065	2,047
Taxes	2,661	2,373
Other accrued expenses	10,613	7,148
Total accrued expenses	$52,842	$60,840

5. Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$(12)	$(1,052)	$574	$151
Effective tax rate	0.1%	1.1%	(0.6)%	(0.2)%
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2022 and 2021 differed from the statutory rate primarily due to non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, the valuation allowance, and other permanent items.
6. Redeemable Convertible Preferred Stock and Stockholders’ Equity
Common Stock
As of September 30, 2022, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of September 30, 2022, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	95,756,249	19,103,020	—
Employee stock options – outstanding	1,160,829	1,997,102	—
Restricted stock units – outstanding	1,573,131	2,025,318	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	20,053,741	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,523,128	—	—
Total common stock – outstanding or issuable on exercise of options	146,067,078	27,523,128	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	603,932,922	122,476,872	150,000,000
Redeemable Convertible Preferred Stock
As of September 30, 2022, 50,000,000 preferred shares were authorized and no shares were outstanding.
Prior to our Direct Listing, all classes of redeemable convertible preferred stock were convertible by the holder into shares of Series A common stock at the then applicable conversion price. In the event of liquidation of the Company (including certain events outside of the Company’s control such as a change in control), the holders of redeemable convertible preferred stock were entitled to a liquidation preference equal to the respective original issue price plus declared and unpaid dividends ahead of the classes of common stock described above. In September 2021, in connection with the Direct Listing, all outstanding shares of redeemable convertible preferred stock were converted to Class A common stock at a one-to-one ratio.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Repurchases
During the nine months ended September 30, 2022, the Company did not repurchase stock. In February and June 2021, the Company repurchased shares of common stock and redeemable convertible preferred stock directly from investors as follows:

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
Stock Donation
In May 2022, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. During the nine months ended September 30, 2022, the Company recognized $3.3 million of charitable expense representing the fair value of the shares on the date they were issued, which is recorded to selling, general, and administrative expenses. Three of our directors serve on the board of directors of the Warby Parker Impact Foundation.
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
At December 31, 2021, 11,413,848 shares of Class A common stock remained available for future issuance pursuant to new awards under the 2021 Plan.
In January 2022, the board of directors approved an annual increase of 5,735,463 shares to the shares authorized for issuance under the 2021 Plan, and 16,809,675 shares remained available for future issuance pursuant to new awards as of September 30, 2022.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP. In January 2022, the board of directors approved an annual increase of 1,147,092 shares to the ESPP, bringing the total to 3,362,395 shares authorized as of September 30, 2022. There were 3,244,066 shares available for future issuance pursuant to ESPP purchases as of September 30, 2022.
With the exception of the first offering period, offering periods begin on May 15 and November 15 of each year and consist of four six-month purchase periods. Eligible employees may contribute up to 20% of their base wages and the purchase price of shares of Class A common stock under an offering will be 85% of the lesser of the fair market value of Class A common stock on (i) the first day of the offering period, and (ii) the applicable purchase date. If such fair market value decreases from the first day of the offering period to the applicable purchase date, the offering period will terminate after the purchase of shares and all participants will be automatically enrolled in the next offering period (a “rollover event”). The initial offering period began on October 30, 2021 and ended on May 14, 2022 after the first purchase was completed as a result of a rollover event.
During the three and nine months ended September 30, 2022, zero and 118,329 shares were purchased under the ESPP, respectively. During the three and nine months ended September 30, 2022, the Company recognized $0.6 million and $2.1 million of stock-based compensation expense in connection with the ESPP, respectively, and withheld $0.5 million and $2.1 million of contributions from employees, respectively. As of September 30, 2022, total unrecognized compensation costs associated with the ESPP was $3.6 million and is expected to be amortized over a weighted average period of 0.8 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$236	$780	$693	$780
Selling, general, and administrative expenses	24,065	63,552	77,516	75,222
Total stock-based compensation expense	$24,301	$64,332	$78,209	$76,002
Stock-based compensation expense for the three and nine months ended September 30, 2022 includes $18.7 million and $58.1 million related to the 2021 Founders Grant, as described below, respectively, and $3.8 million and $14.6 million in connection with RSUs, respectively, most of which include a performance-based vesting condition that was satisfied by the Company’s Direct Listing. Stock-based compensation expense for the three and nine months ended September 30, 2021 includes $28.8 million related to the 2021 Founders Grant, and $25.3 million in connection with RSUs with a performance-based vesting condition that was satisfied by the Company’s Direct Listing. The nine months ended September 30, 2021 also includes $9.2 million of stock compensation expense related to the 2021 tender offer.
Stock Options
The fair value for options and share awards granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No options were granted during the nine months ended September 30, 2022. The

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
following assumptions were used for options granted during the three and nine months ended September 30, 2021:

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
A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term	Aggregate intrinsic value
Balance at December 31, 2021	3,623,377	$8.03	5.7	$136,824
Options granted	—	—
Options exercised	(463,946)	11.44		6,527
Options forfeited	(1,500)	4.46
Balance at September 30, 2022	3,157,931	$7.53	4.8	$21,481

Exercisable as of September 30, 2022	3,157,931	$7.53	4.8	$21,481
Vested as of September 30, 2022	2,350,151	4.32	3.8
Unvested as of September 30, 2022	807,780	$15.40	7.9
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $7.1 million as of September 30, 2022, and is expected to be recognized over 1.0 year.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	3,527,167	$33.38
Granted	545,877	17.32
Forfeited	(204,560)	34.91
Released	(474,747)	23.48
Vested and not yet released	(358,347)	35.03
Unvested as of September 30, 2022	3,035,390	$31.74
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $56.8 million and $58.4 million as of September 30, 2022, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 0.9 years, respectively. No PSUs were granted, forfeited, released or vested during the nine months ended September 30, 2022.
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
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The performance condition was satisfied at September 29, 2021 by the Direct Listing, and the Company began recording expense at that time.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the co-CEOs continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied on September 29, 2021 by the Direct Listing, and the Company began recording expense at that time.
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
Most RSUs outstanding as of September 30, 2022 vest upon the satisfaction of both a service and a performance condition. Prior to the Direct Listing, the Company had concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to the Direct Listing, the Company had not recorded stock-based compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the 2021 tender offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after the Direct Listing only contain a service condition and are recognized on a straight line basis over the vesting period.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of September 30, 2022, the total lease terms of the various leases range from 3 to 18 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term. The Company’s finance leases are immaterial.
The following table presents the assets and liabilities related to the Company’s leases:

September 30, 2022
Lease assets:
Right-of-use assets	$127,812
Total lease assets	127,812

Lease liabilities:
Current lease liabilities	20,244
Non-current lease liabilities	152,889
Total lease liabilities	$173,133

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table details the Company’s net lease expense:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$6,408	$18,701
Variable lease expense(1)	920	2,794
Net lease expense	$7,328	$21,495
(1) Variable lease expense primarily consists of contingent rent.

The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2022	$6,466
2023	29,902
2024	37,081
2025	29,573
2026	27,898
Thereafter	66,900
Total undiscounted lease cash flows	197,820
Impact of discounting	24,687
Present value of lease payments	$173,133
(1) The years 2022 and 2023 include $2.2 million and $6.6 million, respectively, of expected cash inflows from TIAs. Operating lease payments exclude $5.4 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

September 30, 2022
Weighted average remaining lease term (years)	6.1
Weighted average discount rate	4.1%

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,262
9. Commitments and Contingencies
2013 Credit Facility
In August 2013, the Company entered into a Loan and Security Agreement with Comerica Bank (as amended, the “2013 Credit Facility”), which consisted of a revolving credit line of up to $50.0 million with a sub-limit of $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bore interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate, with no additional margin. The

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Company was charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings were less than $15.0 million. The 2013 Credit Facility was replaced by the 2022 Credit Facility.
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc., (together, the "Borrowers") entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (the "2022 Credit Facility"), which replaced the 2013 Credit Facility. The 2022 Credit Facility consists of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility includes an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2022 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2022 Credit Facility at any time, in whole or in part, without penalty.
Under the 2022 Credit Facility, borrowings bear interest on the principal amount outstanding at a variable interest rate either (a) based on the greater of (1) the prime rate (as defined in the credit agreement), (2) the federal funds rate plus 1%, and (3) the Bloomberg Short-Term Bank Yield Index rate (“BSBY Rate”) for a one month tenor plus 1%, in each case plus an applicable margin of 0.5% - 0.8% depending on the Company’s leverage ratio, or (b) the BSBY Rate plus an applicable margin of 1.5% - 1.8% depending on the Company’s leverage ratio. The Company is charged commitment fees of 0.15% whether or not amounts have been borrowed. Both interest on principal and commitment fees are included in interest expense on the condensed consolidated statements of operations.
The 2022 Credit Facility contains a financial maintenance covenant which takes effect once total borrowings first exceed $60.0 million, and at all times thereafter, that requires the Company to maintain a maximum consolidated senior net leverage ratio of 3:1. The 2022 Credit Facility contains customary affirmative and negative covenants, including limits on indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets, as well as representations, warranties and event of default provisions. The obligations of the Borrowers under the Credit Agreement are secured by first-lien security interests in substantially all of the assets of the Borrowers. In addition, the obligations are required to be guaranteed in the future by certain additional domestic subsidiaries of the Company.
Other than letters of credit outstanding of $4.2 million and $4.0 million as of September 30, 2022 and December 31, 2021, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of September 30, 2022, the Company is not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(23,843)	$(91,073)	$(90,142)	$(98,368)
Less: deemed dividend upon redemption of redeemable convertible preferred stock	—	—	—	(13,137)
Net loss attributable to common stockholders - basic and diluted	$(23,843)	$(91,073)	$(90,142)	$(111,505)
Denominator
Weighted average shares, basic and diluted	115,249,431	62,887,161	114,681,893	56,985,960
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(1.45)	$(0.79)	$(1.96)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	3,157,931	5,713,130	3,157,931	5,713,130
Unvested restricted stock units	3,035,390	3,354,991	3,035,390	3,354,991
Unvested performance stock units	4,397,688	4,397,688	4,397,688	4,397,688
11. Related-Party Transactions
Prior to its Direct Listing, the Company issued secured promissory notes to certain related party members of senior management, including its executive officers. The promissory notes are collateralized by the stock purchased in relation to the exercise of employee stock options, and as such have been treated as non-recourse notes in the condensed consolidated financial statements. The promissory notes are issued with a term of 8.5 years and an interest rate equal to the minimum applicable federal mid-term rate in the month the loan was issued. The secured promissory notes are recorded as a reduction to equity offsetting the amount in additional paid-in-capital related to the exercised options funded by the notes. In August 2021, prior to the Direct Listing, the executive officers repaid their promissory notes in full, however several promissory notes remain outstanding with other members of senior management. No new promissory notes were issued during the nine months ended September 30, 2022 and $13.8 million were issued in the nine months ended September 30, 2021.
During the three and nine months ended September 30, 2022, the outstanding loan balance increased by an immaterial amount due to interest. The loans had a balance of $3.1 million at both September 30, 2022 and December 31, 2021.
12. Subsequent Events
Lease Obligations
Subsequent to September 30, 2022, the Company entered into 4 operating lease agreements for retail space in the U.S., with terms ranging from 6 to 7 years. Total commitments under the new agreements are approximately $2.5 million, payable over the terms of the related agreements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022 (the “Annual Report”). Data as of and for the three and nine months ended September 30, 2022 and 2021 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 190 retail stores.
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

Financial Highlights
For the three months ended September 30, 2022 and September 30, 2021:
•we generated net revenue of $148.8 million and $137.4 million, respectively;
•we generated gross profit of $84.4 million and $79.7 million, respectively, representing a gross profit margin of 56.7% and 58.0%, respectively;
•we generated net loss of $23.8 million and $91.1 million, respectively; and
•we generated adjusted EBITDA of $11.9 million and $11.2 million, respectively.
For the nine months ended September 30, 2022 and September 30, 2021:
•we generated net revenue of $451.6 million and $407.9 million, respectively;
•we generated gross profit of $260.4 million and $241.5 million, respectively, representing a gross profit margin of 57.7% and 59.2%, respectively;
•we generated net loss of $90.1 million and $98.4 million, respectively; and
•we generated adjusted EBITDA of $18.6 million and $31.3 million, respectively.
For a definition of adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Direct Listing
On September 29, 2021, we completed a direct listing of our Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). We incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing of $23.9 million and $27.7 million for the three and nine months ended September 30, 2021, respectively, which are recorded in selling, general, and administrative expenses.

Factors Affecting Our Financial Condition and Results of Operations
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below and in Part I, Item 1A. “Risk Factors” of the Annual Report.
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. The current economic downturn, increased inflation and interest rates, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. For example, during the third quarter of 2022, we continued to see lower overall sales growth rates than we have historically experienced, as well as lower retail productivity as consumer activity has not recovered to pre-pandemic levels. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe has insulated us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
Impact of COVID-19
The health and safety of our customers and employees remains our top priority, and to that end we will continue to monitor developments related to the COVID-19 pandemic and adjust policies and operations as needed. We have developed procedures to enable us to responsibly and efficiently adjust operations as needed. We have onboarded and continue to onboard new suppliers, as well as enhance inventory planning and monitoring capabilities. We have experienced minimal supply chain disruptions through the first three quarters of 2022 and we expect the actions we have taken will help to mitigate supply chain disruptions in future quarters, although the future trajectory of the COVID-19 pandemic is still unknown. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operations, and financial condition will depend on future developments that are highly uncertain. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results. For additional details, refer to the risks described in our Annual Report, including those described in Part I, Item 1A. “Risk Factors.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Active Customers (in millions)	2.26	2.15	2.26	2.15
Store Count(1)	190	154	190	154
Adjusted EBITDA(2) (in thousands)	$11,926	$11,187	$18,637	$31,263
Adjusted EBITDA margin(2)	8.0%	8.1%	4.1%	7.7%
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
As of September 30, 2022, 139 out of our 190 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, and non-recurring costs such as restructuring costs, major system implementation costs, and direct listing or other transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(23,843)	$(91,073)	$(90,142)	$(98,368)
Adjusted to exclude the following:
Interest and other loss, net	183	146	75	452
Provision for income taxes	(12)	(1,052)	574	151
Depreciation and amortization expense	8,342	5,587	22,947	15,273
Asset impairment charges	1,097	—	1,509	137
Stock-based compensation expense(1)	24,358	65,929	78,603	77,599
Non-cash charitable donation(2)	—	7,757	3,270	7,757
Transaction costs(3)	—	23,893	—	28,262
Amortization of cloud-based software implementation costs(4)	96	—	96	—
ERP implementation costs(5)	170	—	170	—
Restructuring costs(6)	1,535	—	1,535	—
Adjusted EBITDA	11,926	11,187	18,637	31,263
Adjusted EBITDA margin	8.0%	8.1%	4.1%	7.7%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, and the impact of repurchases of awards from employees. For the three and nine months ended September 30, 2022, the amount includes $0.1 million and $0.4 million, respectively, of employer payroll costs associated with releases of RSUs and option exercises. For the three and nine months ended September 30, 2021, the amount includes $1.6 million of employer payroll costs associated with releases of RSUs in connection with our direct listing.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock to the Warby Parker Impact Foundation in each of August 2021 and May 2022.
(3)    Represents (i) costs directly attributable to the preparation for our Direct Listing and (ii) expenses incurred in connection with the cash tender offer completed in June 2021.
(4)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(5)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system which is expected to be live in 2023.
(6)    Represents employee severance and related costs for our restructuring plan that was executed in August 2022.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Condensed Consolidated Statements of Operations Data:
Net revenue	$148,777	$137,373	$451,619	$407,906
Cost of goods sold	64,359	57,709	191,208	166,407
Gross profit	84,418	79,664	260,411	241,499
Selling, general, and administrative expenses	108,090	171,643	349,904	339,264
Loss from operations	(23,672)	(91,979)	(89,493)	(97,765)
Interest and other income (loss), net	(183)	(146)	(75)	(452)
Loss before income taxes	(23,855)	(92,125)	(89,568)	(98,217)
Provision for income taxes	(12)	(1,052)	574	151
Net loss	(23,843)	(91,073)	(90,142)	(98,368)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	% of Net Revenue		% of Net Revenue
Condensed Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.3%	42.0%	42.3%	40.8%
Gross profit	56.7%	58.0%	57.7%	59.2%
Selling, general, and administrative expenses	72.6%	124.9%	77.5%	83.2%
Loss from operations	(15.9)%	(66.9)%	(19.8)%	(24.0)%
Interest and other income (loss), net	(0.1)%	(0.1)%	—%	(0.1)%
Loss before income taxes	(16.0)%	(67.0)%	(19.8)%	(24.1)%
Provision for income taxes	—%	(0.7)%	0.2%	—%
Net loss	(16.0)%	(66.3)%	(20.0)%	(24.1)%

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

Comparison of the Three Months Ended September 30, 2022 and 2021
Net Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenue	$148,777	$137,373	$11,404	8.3%
Net revenue increased $11.4 million, or 8.3%, for the three months ended September 30, 2022 compared to the same period in 2021. The growth in net revenue was driven by an increase in orders from our larger Active Customer base, as well as an increase in Average Order Value (“AOV”), which is defined as net revenue for a given period divided by the number of orders during the same period. The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order remained stable year-over-year.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of goods sold	$64,359	$57,709	$6,650	11.5%
Gross profit	84,418	79,664	4,754	6.0%
Gross margin	56.7%	58.0%		(1.3)%
Cost of goods sold increased by $6.7 million, or 11.5%, for the three months ended September 30, 2022 compared to the same period in 2021, and increased as a percentage of revenue over the same period by 130 basis points, from 42.0% of revenue to 43.3% of revenue. The increase in cost of goods sold was primarily driven by an increase in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2022 and a full period of expense from new retail stores opened throughout 2021, as well as increased product and fulfillment costs associated with the growth in our contact lens offering.
Gross profit, calculated as net revenue less cost of goods sold, increased by $4.8 million, or 6.0%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 130 basis points for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in gross margin was primarily a result of increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 154 stores as of September 30, 2021 to 190 stores as of September 30, 2022, the sales growth of contact lenses which are sold at a lower margin than our other eyewear, and increased prescription services costs as the number of stores with optical examination rooms grew. These impacts were partially offset by the growth in sales of higher margin progressive lenses and leverage from the scaling of our in-house optical laboratory network, including our Las Vegas laboratory which opened in the fourth quarter of 2021.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$108,090	$171,643	$(63,553)	(37.0)%
As a percentage of net revenue	72.6%	124.9%		(52.3)%

Selling, general, and administrative expenses decreased $63.6 million, or 37.0%, for the three months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily driven by $79.5 million of costs we incurred in 2021 related to our Direct Listing, including $55.6 million of stock-based compensation and related payroll taxes incurred as a result of the satisfaction of a performance obligation with the Direct Listing and $23.9 million of professional costs. Also contributing to the decrease were lower charitable expense related to the donation of stock to the Warby Parker Foundation which was completed in the second quarter in 2022 as compared to the third quarter in 2021 and lower marketing costs. The decrease was partially offset by higher compensation costs, mainly from growth in our retail workforce, increased insurance costs related to operating as a public company, increased technology costs to support business growth, and increased depreciation and amortization costs, mainly related to capitalized software and office build outs.
Interest and Other Income, Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income (loss), net	$(183)	$(146)	$(37)	25.3%
As a percentage of net revenue	(0.1)%	(0.1)%		—%
Interest and other income, net was flat for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the impact of changes in foreign exchange rates, offset by the impact of higher interest rates on our cash balance.
Provision for Income Taxes

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$(12)	$(1,052)	$1,040	(98.9)%
As a percentage of net revenue	—%	(0.7)%		0.7%
Provision for income taxes increased $1.0 million, or 98.9%, for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Net revenue	$451,619	$407,906	$43,713	10.7%
Net revenue increased $43.7 million, or 10.7%, for the nine months ended September 30, 2022 compared to the same period in 2021. The growth in net revenue was driven by an increase in orders from our larger Active Customer base, as well as an increase in AOV. The increase in AOV was driven primarily by a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order remained stable year-over-year.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of goods sold	$191,208	$166,407	$24,801	14.9%
Gross profit	260,411	241,499	18,912	7.8%
Gross margin	57.7%	59.2%		(1.5)%
Cost of goods sold increased by $24.8 million, or 14.9%, for the nine months ended September 30, 2022 compared to the same period in 2021, and increased as a percentage of revenue over the same period by 150 basis points, from 40.8% of revenue to 42.3% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in our contact lens offering, as well as an increase in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2022 and a full period of expense from new retail stores opened throughout 2021.
Gross profit, calculated as net revenue less cost of goods sold, increased by $18.9 million, or 7.8%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 150 basis points for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in gross margin was primarily a result of the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 154 stores as of September 30, 2021 to 190 stores as of September 30, 2022, and increased prescription services costs as the number of stores with optical examination rooms grew. These impacts were partially offset by the growth in sales of higher margin progressive lenses and leverage from the scaling of our in-house optical laboratory network, including our Las Vegas laboratory which opened in the fourth quarter of 2021.
Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$349,904	$339,264	$10,640	3.1%
As a percentage of net revenue	77.5%	83.2%		(5.7)%
Selling, general, and administrative expenses increased $10.6 million, or 3.1%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily driven by higher compensation costs, mainly from growth in our retail workforce, increased insurance costs related to operating as a public company, increased technology costs to support business growth, and increased depreciation and amortization costs, mainly related to capitalized software and office build outs. The increase was partially offset by $28.3 million of professional fees related to our Direct Listing and tender offer in 2021 that were not recurring in 2022, reduced costs for our Home Try-On program from decreased utilization as the COVID-19 pandemic has progressed and customers have returned to stores in larger numbers, and a reduced charitable expense related to donations of stock to the Warby Parker Impact Foundation.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest and other income (loss), net	$(75)	$(452)	$377	(83.4)%
As a percentage of net revenue	—%	(0.1)%		0.1%

Interest and other income, net increased $0.4 million, or 83.4%, for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the impact of fair value adjustments to outstanding warrants that were exercised in 2021 that was not repeated in 2022 and the impact of higher interest rates on our cash balance, partially offset by the impact of changes in foreign exchange rates.
Provision for Income Taxes

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$574	$151	$423	280.1%
As a percentage of net revenue	0.2%	—%		0.2%
Provision for income taxes increased $0.4 million, or 280.1%, for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of September 30, 2022, we had cash and cash equivalents of $197.9 million, which was primarily held for working capital purposes, and an accumulated deficit of $583.4 million. As of December 31, 2021, we had cash and cash equivalents of $256.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $493.2 million.
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

Credit Facility
2013 Credit Facility
In August 2013, the Company entered into a Loan and Security Agreement with Comerica Bank (as amended, the “2013 Credit Facility”), which consisted of a revolving credit line of up to $50.0 million with a sub-limit of $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bore interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate, with no additional margin. The Company was charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings were less than $15.0 million. The 2013 Credit Facility was replaced by the 2022 Credit Facility.
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc., entered into the 2022 Credit Facility, which replaced the 2013 Credit Facility. The 2022 Credit Facility consists of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility includes an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2022 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2022 Credit Facility at any time, in whole or in part, without penalty.
Under the 2022 Credit Facility, borrowings under the revolving credit facility bear interest on the principal amount outstanding at a variable interest rate either (a) based on the greater of (1) the prime rate (as defined in the credit agreement), (2) the federal funds rate plus 1%, and (3) the Bloomberg Short-Term Bank Yield Index rate (“BSBY Rate”) for a one month tenor plus 1%, in each case plus an applicable margin of 0.5% - 0.8% depending on the Company’s leverage ratio, or (b) the BSBY Rate plus an applicable margin of 1.5 - 1.8% depending on the Company’s leverage ratio. The Company is charged commitment fees of 0.15% whether or not amounts have been borrowed. Both interest on principal and commitment fees are included in interest expense on the condensed consolidated statements of operations.
The 2022 Credit Facility contains a financial maintenance covenant which takes effect once total borrowings first exceed $60.0 million, and at all times thereafter, which requires the Company to maintain a maximum consolidated senior net leverage ratio of 3:1. The 2022 Credit Facility contains customary affirmative and negative covenants, including limits on indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets, as well as representations, warranties and event of default provisions. The obligations of the Borrowers under the Credit Agreement are secured by first-lien security interests in substantially all of the assets of the Borrowers. In addition, the obligations are required to be guaranteed in the future by certain additional domestic subsidiaries of the Company.
Other than letters of credit outstanding of $4.2 million and $4.0 million as of September 30, 2022 and December 31, 2021, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(13,469)	$(135)
Net cash used in investing activities	(45,966)	(34,018)
Net cash provided by (used in) financing activities	2,094	(13,575)
Effect of exchange rates on cash	(1,190)	(120)
Net decrease in cash and cash equivalents	$(58,531)	$(47,848)

Cash Flows from Operating Activities
Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2022, consisting of a net loss of $90.1 million adjusted for $105.9 million of non-cash expenses and $29.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $78.2 million of stock-based compensation, $22.9 million of depreciation and amortization, $3.3 million of non-cash charitable contributions, and $1.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in net inventory to support the growth of our business and an increase in other non-current assets related to investments in the implementation of our new enterprise resource planning system and other technology infrastructure, and decreases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in net lease liabilities in connection with new retail location leases entered into in 2022.
Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2021, consisting of a net loss of $98.4 million, adjusted for $99.1 million of non-cash expenses and $0.8 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $76.0 million of stock-based compensation, $15.2 million of depreciation and amortization, $7.8 million of non-cash charitable contributions, and $0.1 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses, accounts payable, and deferred rent, partially offset by an increase in net inventory to support the growth of our business and decreases in deferred revenue.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $46.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
For the nine months ended September 30, 2021, net cash used in investing activities was $34.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our supply chain infrastructure and capitalized software development costs.
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $2.1 million, which was primarily related to proceeds from shares issued in connection with our ESPP and stock option exercises.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2022 consisted of $197.9 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
10.1	Credit Agreement, dated as of September 30, 2022, by and among Warby Parker Inc., Warby Parker Retail, Inc., the lenders from time to time party thereto and Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner.	8-K	001-40825	10.1	10/4/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARBY PARKER INC.

Date: November 10, 2022	By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

Date: November 10, 2022	By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

Date: November 10, 2022	By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer