Form 10-K
period 2022-12-31
Warby Parker Inc.
filed 2023-02-28
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was $936,605,933 based on the closing price of $11.26 per share of common stock as reported on the New York Stock Exchange.
As of February 24, 2023, there were 96,270,929 shares of the registrant's Class A common stock and 19,689,496 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

Risk Factors Summary
The following is a summary of certain of the principal risks that may materially adversely affect our business, financial condition, results of operations or liquidity. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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
•We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.
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
•We have history of losses, and we may be unable to achieve or sustain profitability.
•Failure to recruit and retain optometrists, opticians, and other vision care professionals for our retail stores could materially adversely affect our business, financial condition, and results of operations.
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
•We are subject to rapidly changing and increasingly stringent laws, regulations, contractual obligations, and industry standards relating to privacy, data security, and data protection. The restrictions and costs imposed by these laws and other obligations, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.
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
•We depend on marketing, advertising and promotional efforts, including search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control and as we grow our customer acquisition cost may continue to rise.

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
General Risk Factors
•Changes in economic conditions could reduce consumer demand for our products and services and otherwise negatively impact our business.
•The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 200 retail stores.

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
Our Direct-to-Consumer Model
An amazing customer experience at Warby Parker is no accident—it happens when every possible path to our product is as delightful and thoughtful as the next. When we started Warby Parker 13 years ago, there were not many examples of brands that had launched online. Yet we believed that building a digitally native, vertically integrated brand would enable us to circumvent traditional channels, directly build meaningful relationships with consumers, and offer high-quality products at a reasonable price. Since then we have added many additional ways to engage with consumers—from our 200 retail stores to our Virtual Vision Test telehealth app—all with the intention of making the shopping process easy and fun for our customers.
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
Eyeglasses and Sunglasses
Every pair of Warby Parker glasses and sunglasses is dreamed up in-house, where our team gathers inspiration, sketches designs, and maps out product details for prototyping. On average, we release over 20 new eyewear collections each year, often incorporating patented designs and extended sizing to offer our customers products that not only fit well but look great. As for frame materials, we select premium—from custom-designed cellulose acetate to ultra-lightweight titanium. Our frames come standard with impact-resistant polycarbonate lenses that block 100% of UVA and UVB rays, plus all our glasses lenses are equipped, at no extra cost, with scratch-resistant and anti-reflective coatings.
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
Eye Exams and Vision Tests
We offer multiple ways for customers to get prescriptions and keep their vision in tip-top shape. From friendly and knowledgeable in-person exams at 150 of our retail stores to innovative telehealth services like our Virtual Vision Test app, we provide access to convenient and accessible vision services for primary vision care needs through optometrists employed either by us or by independent professional corporations or similar entities with whom we have contractual arrangements. Throughout their shopping experience, our patients’ health and happiness is our top priority.
The Eyewear Market is Large, Growing, and Ripe for Disruption
Large and Growing Market
The U.S. eyewear market is large and growing. The Vision Council defines the U.S. eyewear market as an approximately $76 billion industry(1), as of December 2022, that has exhibited consistent, stable growth across multiple economic cycles, and estimates the U.S. prescription eyeglasses and sunglasses market to be approximately $36 billion. Independent optical retailers made up approximately 40% of all optical retail sales in 2022, while optical retail chains made up the vast majority of the remainder. Globally, the eyewear market was approximately $170 billion in 2022, according to Statista. The industry includes optical retailers’ revenue from the sales of products (including glasses, sunglasses, and contact lenses) and eye care services provided by vision care professionals, including eye exams.
The eyewear industry is resilient to economic cycles given its medical and non-discretionary nature and is defined by durable fundamentals and trends including:
•Most people need vision correction: The Vision Council reported that 82% of adults in the United States were using some form of vision correction as of the third quarter of 2022, equating to approximately 275 million people. In addition, the number of Americans ages 65 and older will nearly double over the next 40 years, reaching 80 million in 2040, according to the U.S. Census Bureau. It is estimated that at least 93% of people aged 65 and older wear corrective lenses, as older adults require more vision correction.
•Consistent replenishment cycle: On average, glasses wearers replace their glasses every two years, according to the Vision Council. Additionally, an estimated 43 million people in the United States wear contact lenses that are typically disposable, replaced on a daily, weekly, or monthly basis, driving frequent repurchase. Over 80% of contacts wearers purchase contact lenses at least once per year.
•Increasing screen time usage: With the rising usage of smartphones, tablets, computers, and other devices, three out of four adults report experiencing digital eye strain at some point during the day, contributing significantly to increased vision correction needs and a steady influx of new customers within the eyewear market.
•Acceleration of e-commerce penetration: While e-commerce penetration is at an all-time high in the U.S. and abroad, it is largely nascent in the eyewear industry, representing approximately 15% of eyewear product sales in 2022.
•Increasing prominence of telehealth: The Vision Council reported that over 50% of people receiving an eye exam would be interested in having a virtual or telehealth eye exam. DTC telehealth is expected to grow by nearly 50% by 2028, or a CAGR of 5.6%, reflecting an evolution of consumer preferences from in-person to remote medical care.
We believe these factors contribute to rising vision correction needs and a steady influx of new customers who expect an exceptional vision care experience. Industry-wide, a significant portion of customers who use prescription glasses or contacts purchase them from their prescriber. By contrast, the majority of our customers have historically obtained their prescriptions from non-Warby Parker doctors, underscoring the opportunity to expand our own optometric and telehealth services and offer these services to more of our customers. While Warby Parker currently has relationships with only a few vision care insurers in the United States, the majority of our optometric services are covered, in part, as out-of-network services by vision care insurers and major carriers. Our telehealth services are not covered by vision insurance, but we believe customers will continue to use our telehealth services given the convenience and modest cost. To the extent we expand to partner with more vision care insurers, we will have to negotiate with each individual insurer for coverage of the cost of our optometric and telehealth services, which may incur additional time, cost, and resources. According to Statista, the industry is projected to accelerate at a rate above GDP, with an outlook of 6.7% CAGR from 2022 to 2026, supported by secular trends.
(1) In 2022, The Vision Council updated its market sizing methodology within the vision care space. It now estimates the total U.S. eyewear market to be approximately $76 billion in size, compared to $43 billion in its 2021 report.
Ripe for Change
The eye care industry has largely been slow to innovate, despite strong and defensible fundamentals. The process of buying eyewear has lacked an engaging customer experience and has historically been defined by:

•Underinvested Shopping Experience. The legacy customer journey largely entails going in person to an optical retailer, browsing frames stored behind locked cases, and feeling overwhelmed by the assortment. Customers rely heavily on a dominant physical footprint with little to no digital counterparts.
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
The legacy optical industry is highly concentrated amongst a few industry players that have created an illusion of choice for consumers. While there are over 48,000 optical retail stores in the U.S. as of 2022, consumers are often unaware that power is consolidated among a handful of companies, whose influence spans the full eyewear value chain from design, to manufacturing, distribution, retailing, and insurance.
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
•Expanding Our Retail Footprint. Stepping into one of our retail stores brings the Warby Parker brand to life; each store showcases our latest product and service offerings while driving brand awareness and total market growth. Our current retail footprint is national and operates across urban and suburban communities with street, lifestyle, and mall locations. Our U.S. retail footprint has a long runway for expansion. Based on analysis we conducted with a third-party research firm, we expect that our retail footprint has room to expand in the U.S. to 900+ retail stores, which is still a fraction of the over 48,000 optical retail stores in the United States as of 2022. We are highly selective and discerning about each retail store we open, and we believe our retail stores embody the brand, are efficient customer acquisition vehicles, and will generate significant free cash flow over time.
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
•Contact Lenses. The contact lens market is estimated at $17.9 billion as of December 31, 2022 and contributed only 7% to Warby Parker net revenue for the year ended December 31, 2022.
•Eye Exams and Vision Care. The eye exams and vision care market is estimated at $15.3 billion as of December 31, 2022 and contributed only 3% to Warby Parker net revenue for the year ended December 31, 2022.
•Vision Insurance. Vision insurance comprises over 50% of purchases made in the vision care market as of December 31, 2022 and contributed only 4% to Warby Parker net revenue for the year ended December 31, 2022.
For each of these opportunities, we have established businesses that are growing rapidly and can scale over time.
•Evaluating Potential Expansion into New International Markets. With over 4 billion people globally in need of vision correction, we recognize there is a significant opportunity to introduce customers across the globe to our brand. Expanding internationally would add approximately $100 billion to our total addressable market. As we grow, we will continue our strategy of evaluating opportunities to open distinctive retail stores in select locations and providing our customers with an engaging online experience.
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
Retail Stores
As of December 31, 2022, our retail footprint included 200 retail stores, including 195 locations in the U.S. and 5 locations in Canada. We are located in 39 states or provinces, 142 cities, and 66 Core Markets, and our retail stores are in 47 of the 50 most populous Core Markets in the U.S. Core Market refers to a Core-Based Statistical Area as defined by the U.S. Census Bureau. All of our retail stores are corporate-owned, and we have no franchise retail stores, which allows us complete control over the customer experience.
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
Transparency is a crucial element in our vendor relationships. We work directly with manufacturers and raw material suppliers, most notably in China, Japan, Vietnam, Taiwan, and Italy, so we know exactly where and how our products are being manufactured. We regularly bring Warby Parker liaisons to our partner facilities to help us better support and inspect our vendors in following our manufacturing specifications. Monthly material forecasts allow vendors to prepare for any constraints created by peak business needs and check that they will be able to accommodate demand. In addition, our Vendor Compliance Manual details volume and financial penalties incurred if our preferred material or component suppliers are not used, and quarterly reviews ensure there are no surprises.
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
Vendor Accountability
Alongside the independent fair-labor monitoring group Verité, we piloted the Warby Parker Social Compliance Program in 2012 and formalized it for our direct and key indirect suppliers in 2013. All new direct and key indirect suppliers since have been screened using our social compliance criteria. All of our active direct suppliers in China and Japan are audited to ensure compliance with our program, and we continue to expand the program to new suppliers. We define active direct suppliers as product suppliers that we directly transact with, that each represent more than 10% of our business, and with which we have purchase orders, inventory shipments, and/or payment transactions within the calendar year.
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
Our Competition
Competition in the eyewear industry is principally on the basis of brand image and recognition, as well as product quality, price, innovation, and style. We believe that we successfully compete on the basis of our highly compelling price point combined with uncompromising quality, differentiated consumer experience, and an authentic brand promise. In addition, we believe our vertically integrated supply chain allows us more effective control over our product and brand. We are also differentiated by our cross-platform, multi-generational creative and marketing strategies that increases brand-awareness and strengthens consumer loyalty. Nearly half the market is fragmented and eyewear is sold through independent optical shops who drive the majority of their revenue through eyewear sales. This is unique in the medical world as it’s one of the only places where a prescribing doctor can sell you the product they prescribe.
The eyewear market consists of a fragmented retail channel with an imbalance of asset concentration and significant markups. We are in direct competition with large, integrated optical players that have multiple brands and retail banners, such as EssilorLuxottica and VSP. This competition takes place both in physical retail locations as well as online.
Government Regulation
We are subject to an extensive array of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding vision care, state optical and optometry regulations, licensing, healthcare, fraud and abuse, corporate practice of medicine, contact lens prescriptions, medical device labeling and registration, worker classification, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections, background checks, privacy, data security, intellectual property, health and safety, competition, advertising, consumer protection, fees and payments, pricing, product liability and disclosures, personal injury, property damage, communications, unemployment benefits, taxation, unionization and collective bargaining, contracts, arbitration agreements, class action waivers, terms of service, and accessibility of our mobile app or website.
These laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. As we expand our business into new markets or introduce new products, features, or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions. For additional information on the laws and regulations applicable to us, see Item 1A, “Risk Factors--Risks related to our Legal and Regulatory Environment.”
Seasonality
Historically, we have observed moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue upon order delivery, any orders placed at the end of December are recognized as revenue upon delivery, which may occur in the following year, and as such we typically see revenue increase sequentially from the fourth quarter to the first quarter of the following year.
Our business has historically experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year, as discussed above. In 2022, this historical trend was offset by specific actions we took to reduce costs, including a reduction in marketing spend beginning in the second quarter and a reduction in corporate headcount in connection with our restructuring plan that was executed in the third quarter. These actions contributed to a sequential decline in selling, general, and administrative costs from quarter to quarter in 2022. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Impact Reporting
Since 2018, Warby Parker has published an annual Impact Report to evaluate and communicate the economic, environmental, and social impacts of our everyday business activities. Completing a yearly report, as benchmarked against the universally recognized GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board, now under the oversight of the International Sustainability Board) frameworks, gives us the opportunity to examine how we’re aligning with our core values, assess if we’re growing responsibly, and to manage change more effectively. As a public benefit corporation, we are required to provide a biennial report on our impacts. We intend to use our 2022 Impact Report to serve as such statement.
Information in our Impact Reports does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.
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
As of December 31, 2022, we held 16 issued utility patents in the United States and 28 issued utility patents outside of the United States; four design patents in the United States and 62 issued design registrations outside of the United States; and 84 utility patent applications (including active PCT applications) pending in the United States and other countries, five design patent applications pending in the United States and two applications for design registrations pending in other countries. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to our business as a whole.
We have trademark rights in our name and other brand indicia and have 41 trademark registrations and 10 active applications for select marks in the United States as well as 93 trademark registrations and active applications in 28 other jurisdictions around the world. As of December 31, 2022, we have also registered ten copyrights in the United States. We also register domain names for certain websites that we use in our business, such as www.warbyparker.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property and determine whether to seek patent protection or trademark or copyright registrations.
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
Employees and Human Capital Resources
As of December 31, 2022, we had a total of 3,032 employees, including 1,860 full-time, 1,145 part-time, and 27 temporary employees, across 200 retail stores, two in-house optical laboratories, and two offices in the United States. We also engage contractors and consultants from time to time. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, Customer Experience and Retail teams, laboratory personnel, and other professionals, and it is crucial that we continue to attract, develop and retain valuable employees. To facilitate talent attraction, development and retention, we strive to make Warby Parker a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by what we believe are strong compensation and benefits programs. We believe that our employee relations are strong.
Securities and Exchange Commission Filings
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and the investor relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligation under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations section of our website.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk and uncertainty. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.

Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
We have grown rapidly over the last several years, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. For example, we launched our first “store within a store” retail concept starting in 2010 in cities such as New York, Nashville, and San Francisco, followed by our first permanent retail store in New York in 2013. Since then, we have grown to 200 retail stores across the United States and Canada as of December 31, 2022. Additionally, our net revenue increased 10.6% from $540.8 million for the year ended December 31, 2021 to $598.1 million for the year ended December 31, 2022. To effectively manage and capitalize on our growth, we must continue to strengthen engagement with our existing customers, grow our brand awareness, expand our retail footprint, invest in design and technology, expand our vision care offering, and evaluate potential opportunities to expand into new international markets. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
Our growth strategy contemplates a significant expansion of our retail store footprint and the expansion of our vision care services, which may also involve increases in our advertising and other marketing spend. As we seek to increase the scope of services that we provide and expand in the types of payments we receive from customers from cash-pay to vision plans and health plans, we will increasingly be subject to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws.
Many of our existing retail stores are relatively new and these retail stores or future retail stores may not generate net revenue and cash flow comparable with those generated by our more mature stores, especially as we move to new or expand in existing geographic markets. Approximately 75% of our retail stores have been opened in the last five years. Our success in opening and operating new stores depends on many factors, including, among others, our ability to:
•construct and open our stores on a timely basis;
•negotiate acceptable lease terms at suitable retail locations;
•recruit and retain store managers, personnel and qualified vision care professionals (who may be licensed or unlicensed, depending on state regulations) for any new store;
•address regulatory, competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new markets where we have limited historical experience; and
•successfully integrate new stores into our existing management structure and operations, including information technology integration.

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
In addition, the industry for stylish, affordable glasses, as well as for our other optical products and services is rapidly evolving and may not develop as we expect. Even if our net revenue continues to increase, our net revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, you should not rely on our net revenue growth rate for any prior period as an indication of our future performance. Overall growth of our net revenue will depend on a number of factors, including our ability to:
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
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., China, Taiwan, Italy, Vietnam, and Japan, and, in particular, over half of the cellulose acetate used to produce many of our frames is provided by a single supplier. Aside from the cellulose acetate that we source ourselves, our contract manufacturers purchase many of these components on our behalf, including sun lenses, demo lenses, hinge and core kits, and branded logos, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited, which may be heightened in the event of further resurgences of COVID-19. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers. See “--Risks Related to Our Dependence on Third Parties--We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.”
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
Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains may be impacted by events outside of our control, including but not limited to resurgences of COVID-19, and limit our ability to procure timely delivery of supplies or finished goods and services. We face additional risks related to the optical laboratory we contract with in China and suppliers in China, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs, and duties.
We source components from suppliers located in China. Effective September 1, 2019, the U.S. government implemented a 15% tariff on specified products imported into the United States from China and effective February 14, 2020, the 15% tariff was reduced to 7.5%. In June 2020, the U.S. government granted a temporary exclusion for plastic and metal frames with a retroactive effective date of September 1, 2019, and such exclusion expired in September 2020. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. Any further increase in China tariffs will impact our business and our financial results may also be impacted by any resulting economic slowdown.
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
Furthermore, increases in compensation, wage pressure, and other expenses for our employees, may adversely affect our profitability. Increases in minimum wages and other wage and hour regulations can exacerbate this risk. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices and lease and utility costs, may increase our cost of products sold or selling, general, and administrative expenses. Inflationary pressures could also increase the costs of acquiring goods from our suppliers and the costs of transporting those goods. Our competitive price model and pricing pressures in the optical retail industry may inhibit our ability to reflect these increased costs in the prices of our products, in which case such increased costs could have a material adverse effect on our business, financial condition, and results of operations.
We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or data security incident could adversely affect our business, financial condition, and operations.
We rely heavily on our in-house information technology and enterprise resource planning systems (“ERP”), the latter of which we are in the process of transitioning, for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating lens processing jobs to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems, including point-of-sale systems. The implementation and transition to a new ERP has been subject to delays and could be subject to further delays. The delay in transitioning to our new ERP could increase the overall cost of implementation, inhibit our ability to remediate material weaknesses, and could otherwise interrupt our operations.
Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the availability, integrity, security, and consistent operations of these systems, which are highly reliant on the coordination of our internal business and engineering teams. We also collect, process, and store sensitive, personal and confidential information, including our proprietary business information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.
Our systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics, and natural disasters; and our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we are in the process of transitioning our ERP, and we may have to upgrade other information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
Our systems and those of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify our private and sensitive third-party information including personal health information, credit card and other payment card information, and personal information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized access to or release of sensitive, personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively anticipate or address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of this information and our systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, personal and confidential information that we handle. For example, in 2018, we experienced a credential stuffing attack in which malicious third parties likely used credentials compromised in data breaches suffered by other, unaffiliated companies to access accounts on our platform. In 2019, we received notice from the Office for Civil Rights, or OCR, of the U.S. Department of Health and Human Services indicating that OCR would begin an investigation regarding the incident and our compliance with the Health Insurance Portability and Accountability Act, or HIPAA, Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with the

HIPAA Privacy, Security, and Breach Notification Rules. To resolve the open investigations, OCR may, among other actions, request a monetary settlement and/or a corrective action plan for a period of one to three years, including through a resolution agreement, or impose civil money penalties for non-compliance. We continue to work on a resolution with OCR.
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
We also rely on a number of third-party service providers to operate our critical business systems, provide us with software, and process confidential, sensitive and personal information, such as the payment processors that process customer credit card payments, which expose us to security risks outside of our direct control and our ability to monitor these third-party service providers’ data security is limited. These service providers could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot ensure that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic.
A security breach may also cause us to breach our contractual obligations. Our agreements with certain customers, business partners, or other stakeholders may require us to use industry-standard or reasonable measures to safeguard confidential, sensitive and personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard such information. A security incident could lead to claims by our customers, business partners, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. In addition, our inability to comply with data privacy or security obligations in our contracts or our inability to flow down such obligations to our vendors, collaborators, other contractors, or consultants may cause us to breach our contracts. As a result, we could be subject to legal action or our customers or business partners could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
In addition, any access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU and United States. In addition, although we seek to detect and investigate all data security incidents, security breaches, and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
The cost of investigating, mitigating, and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others can be significant. Further, defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, revenues, results of operations, or cash flows. Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasing amounts of confidential, proprietary and sensitive information.

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
We have historically generated a significant portion of our revenue from our retail stores, and our growth strategy will depend, in large part, on acquiring customers through the growth of our retail store base and expansion of our existing retail store operations. Our ability to successfully open and operate new retail stores depends on many factors, which are discussed in more detail under “--We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.”
The growth of our e-commerce channel is also critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for glasses and contact lenses than e-commerce offerings in other industries such as consumer electronics and apparel. Improving upon the consumer in-store experience through an online platform is difficult due to broad consumer demands on selection, quality, convenience, and affordability. Changing traditional optical retail habits is difficult, and if consumers and retailers do not embrace online optical retail as we expect, our business and operations could be harmed. Moreover, even if more consumers begin to shop for glasses and contacts online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience increased customer churn, any of which would adversely affect our business and results of operations.
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
•the success of our marketing and advertising efforts;
•lack of market acceptance of our business model;
•unpredictable nature of the impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern;
•deteriorating macroeconomic conditions and reduced customer spending;
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
Maintaining and enhancing our appeal and reputation as a stylish, innovative, and coveted brand is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products and services will depend on a number of factors, including fashion trends, our marketing efforts, ability to continue to develop our products and services, and ability to successfully differentiate our offerings from competitive offerings.
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
We had net losses of $110.4 million and $144.3 million for the years ended December 31, 2022 and 2021, respectively, and have in the past had net losses. As of December 31, 2022, we had an accumulated deficit of $603.6 million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
Our online sales also expose us to broader applicability of regulations, as well as additional regulations, such as the prescription verification and other requirements under the Fairness to Contact Lens Consumers Act, or the FCLCA, rules relating to registration of internet sellers, certain anti-money laundering, trade sanction, anti-corruption, anti-

bribery, and international trade laws. Problems in any of these areas could result in a reduction in sales, increased costs, sanctions or penalties, and damage to our reputation and brands.
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
The full extent to which a resurgence of COVID-19 or the spread of new infectious diseases and associated responses could adversely impact our business, financial condition and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted.
The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economics, financial markets and business practices. Government efforts to contain COVID-19 have included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Our business and global operations have been impacted from temporary store closures, supply chain delays, labor shortages, increased delivery times for certain products, and reduced consumer discretionary spending. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will impact our customers, team members, suppliers, vendors, business partners and distribution channels. The extent to which COVID-19 or other widespread outbreaks of infectious disease may impact our business going forward will depend on factors such as the duration and scope of infections; associated responses, including governmental, business, and individuals' actions in response to the health crisis; and the impact on economic activity including the possibility of financial market instability or recession. How a resurgence of COVID-19 or other potential global pandemics will affect us will depend on future developments that are highly uncertain and cannot be accurately predicted. Such events may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Although many customers with vision insurance coverage through third-party payors that we do not have relationships with have been willing to either use their out-of-network benefits or forego using their benefits in order to shop with us or to shop with us for additional purchases once they have exhausted their vision care benefits, these customers may be less willing to take these actions over time as the third-party payors increase their market power / networks, decrease or alter their out-of-network benefits, or otherwise influence customer behavior.
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
Our business is subject to seasonal fluctuation. We do observe moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue upon order delivery, any orders placed at the end of December are recognized as revenue upon delivery, which may occur in the following year.
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
Environmental, social, and governance (“ESG”) matters may impact our business and reputation.
In addition to the importance of their financial performance, investors, employees, customers, governmental and regulatory bodies and other stakeholders are increasingly judging companies by their performance on a variety of environmental, social, and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance.
A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions, with some relying on ESG ratings to measure the performance of companies on ESG topics. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various ESG issues. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access our products and solutions are of particular importance.
Further, as we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us.
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
We believe that our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
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
We derive most of our revenue from the sale of one product, our glasses. Our glasses are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a material decline in our revenue. Because we derive most of our revenue from the sale of our glasses, any material decline in sales of our glasses would have a material adverse impact on our business, financial condition, and results of operations.
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
In addition, we provide a six month no scratch guarantee on all of our glass lenses. If a customer has scratched lenses in the first six months, we replace the scratched lenses for free. We could incur significant costs to honor this guarantee. In addition, we may at any time or from time to time reduce or increase the term of this guarantee. Any negative publicity related to the perceived quality and safety of our products or to a change in the term of this guarantee could affect our brand image, decrease consumer and customer confidence and demand, and adversely affect our financial condition and operating results.
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
•the seasonality of our business;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, and acts of terrorism; and
•the impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern on our business.
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
Our credit agreement contains restrictions that limit our flexibility in operating our business.
Our credit agreement imposes significant operating and financial restrictions. These covenants may limit our ability and the ability of our subsidiaries, under certain circumstances, to, among other things:
•incur additional indebtedness;
▪create or incur liens;
▪make capital expenditures;
▪engage in certain fundamental changes, including mergers or consolidations;
▪sell or transfer assets;
▪make acquisitions, investments, loans or advances;
▪pay or modify the terms of certain indebtedness;
▪engage in certain transactions with affiliates; and
▪enter into negative pledge clauses.

Our credit agreement also contains certain customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant that takes effect once total borrowings first exceed $60.0 million, and which requires that the Company maintain a maximum consolidated senior net leverage ratio. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Non-compliance with one or more of these covenants could result in our debt becoming immediately due and payable, and the termination of the lenders’ commitments under our credit facility.

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
Providing telehealth services such as online vision testing through our Virtual Vision Test mobile app by Warby Parker mobile app are generally governed by state laws and regulations and are subject to extensive regulation and oversight by state governmental authorities. Our ability to conduct telehealth services in a particular jurisdiction is directly dependent upon the applicable laws and regulations governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory, and other influences. The extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by states medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare and Medicaid requirements, some of which were extended by the Consolidated Appropriations Act of 2023 until December 31, 2024, as well as certain state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that such restrictions will not be reinstated or changed in a way that adversely affects our business.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. There can be no assurance that our patent applications will result in issued patents and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with claims sufficiently broad to provide meaningful competitive advantages or may be successfully challenged by third parties. There is also no guarantee that our pending trademark applications for any mark will proceed to registration; our pending applications may be opposed by a third party prior to registration; and even those trademarks that are registered could be challenged by a third party, including by way of revocation or invalidity actions. For example, we have registrations in a number of foreign countries in which we are not currently offering goods or services, and those registrations could be subject to invalidation proceedings if we cannot demonstrate use of the marks by the applicable use deadlines in those countries. In addition, because patent applications in the United States are currently maintained in secrecy for a period of time prior to issuance, and patent applications in certain other countries generally are not published until more than 18 months after they are first filed, and because publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. To maintain a proprietary market position in foreign countries, we may seek to protect some of our proprietary inventions through foreign counterpart patent applications. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. The diversity of patent laws may make our expenses associated with the development and maintenance of intellectual property in foreign jurisdictions more expensive than we anticipate. We probably will not be able to obtain the same patent protection in every market in which we may otherwise be able to potentially generate revenue. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours. Third parties may apply to register our trademarks or other trademarks similar to our trademarks in jurisdictions before us, thereby creating risks relating to our ability to use and register our trademarks in those jurisdictions. In addition, there could be potential trade name or trademark ownership or infringement claims brought by owners of other rights, including registered trademarks, in our marks or marks similar to ours. Any claims of infringement, brand dilution, or consumer confusion related to our brand (including our trademarks) or any failure to renew key license agreements on acceptable terms could damage our reputation and brand identity and substantially harm our business and results of operations. The value of our intellectual property could diminish if others assert rights in or ownership of our trademarks and other intellectual property rights, or trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks, trade secrets and other intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property rights.
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
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal and sensitive information, such as home addresses and geolocation, and health information related to their ophthalmic prescriptions. As such, we are subject to various federal, state, local, and international laws, rules, and regulations, as well as industry standards and regulatory guidance, relating to the collection, receipt, use, maintenance, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive, and personal information. In addition, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally.
Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our e-commerce platform, including our websites and mobile applications, rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, recently went into effect in California. The CPRA expands the scope of regulated data to include sensitive personal information that we handle; enables the ability to opt out of the use of personal information for cross-context behavioral advertising techniques on which our products may rely in the future; establishes certain requirements on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in 2021, Virginia enacted the Virginia Consumer Data Protection Act (“VCDPA”), which also took effect on January 1, 2023, Colorado enacted the Colorado Privacy Act (“COPA”), Connecticut enacted the Connecticut Data Protection Act, and Utah enacted the Utah Consumer Privacy Act, all of which are comprehensive privacy statutes that share similarities with the CCPA and CPRA, and similar legislation has been proposed in other states. Some observers have noted that the CCPA, CPRA, VCDPA, COPA and the other recently enacted state privacy laws could mark the beginning of a trend toward more stringent privacy legislation in the United States. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of actual or perceived non-compliance.
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
HIPAA imposes mandatory penalties for certain violations. Penalties for such violations of HIPAA and its implementing regulations include civil monetary penalties of up to $63,973 per violation, not to exceed approximately $1.9 million for violations of the same standard in a single calendar year (subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused, such as the CCPA and CPRA.
In addition, the Telephone Consumer Protection Act, or TCPA, imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Claims that we have violated the TCPA could be costly to litigate, and if successful, expose us to substantial statutory damages.
Foreign privacy laws are also rapidly changing, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. In the European Economic Area, the General Data Protection Regulation, or the GDPR, imposes strict obligations on the ability to collect, analyze, transfer, and otherwise process personal data. This includes requirements with respect to accountability, transparency, obtaining individual consent, international data transfers, security, and confidentiality and personal data breach notifications, which may restrict our processing activities. The GDPR provides for monetary penalties of up to €20 million or 4% of an organization’s annual worldwide revenue, whichever is greater, for violations. Separate, restrictive obligations relating to electronic marketing and the use of cookies which may limit our ability to advertise. Following Brexit, UK law largely mirrors the obligations and fines under the GDPR, e.g. fines up to the greater of £17.5 million or 4% of global turnover. In addition to the foregoing, a breach of privacy legislation could result in regulatory investigations, reputational damage, orders to cease / change processing of data, enforcement notices, and/or assessment notices (for a compulsory audit). Companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Furthermore, regulatory guidance is evolving and monitoring developments and compliance will lead to increased costs.
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
Further, we are subject to the Payment Card Industry Data Security Standard (“PCI Standard”), which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We work with our merchant services providers to ensure PCI compliance across our payment processing channels. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation. In addition, we are subject to the risk of changes to or disruption in our providers’ service. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.
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
Eyeglasses, contact lenses and visual acuity charts are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturers, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.
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

In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is required for Class III devices, which are devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. In the de novo classification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions. The PMA approval, 510(k) clearance and de novo classification processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort, and cost, a device may not obtain marketing authorization by the FDA.
The FDA can delay, limit, or deny marketing authorization of a device for many reasons, including: inability to demonstrate to the satisfaction of the FDA that products are substantially equivalent to a predicate device or are safe and effective for their intended uses, serious and unexpected adverse device effects experienced by users, insufficient clinical or other data needed to support marketing authorization, inability to demonstrate that the clinical and other benefits of the device outweigh the risks, failure of the manufacturing process or facilities to meet applicable requirements, and changes in regulatory policies and procedures.
In the United States, any modification to a product that receives FDA marketing authorization may require the manufacturer to submit and obtain clearance of a new 510(k) premarket notification or to submit and obtain FDA approval of a PMA prior to implementing the change. For example, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new clearances or approvals are necessary. If we obtain any marketing authorizations from the FDA, we may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or other marketing authorization. If the FDA disagrees with our determination and requires us to seek new marketing authorizations for the modifications for which we have concluded that new marketing authorizations are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain such marketing authorization, and we may be subject to significant regulatory fines or penalties.
To date, we have not obtained authorization from the FDA to market any product in the United States, and we generally intend to manufacture 510(k)-exempt devices and/or rely on our third-party vendors and contract manufacturers, including Menicon, which produces our private label Scout by Warby Parker contact lenses, to have obtained and maintained the necessary marketing authorizations from the FDA for the products we sell.
We have not sought or obtained 510(k) clearance or other FDA marketing authorization for our Virtual Vision Test mobile app. We initially registered and marketed the Virtual Vision Test as a Class I 510(k)-exempt medical device. On April 28, 2021 the FDA notified us that a 510(k) premarket notification was required for our Virtual Vision Test mobile application, although the agency also stated that it did not intend to object to our continued marketing of the Virtual Vision Test mobile app without 510(k) clearance, so long as the conditions described in the FDA’s guidance “Enforcement Policy for Remote Ophthalmic Assessment and Monitoring Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” or the Enforcement Policy Guidance, are met. Subsequently, on November 14, 2022, the FDA confirmed that the basis for its April 28, 2021 decision that a 510(k) was required for Virtual Vision Test no longer applied and that devices like the Virtual Vision Test are now 510(k)-exempt. As a result, we are currently marketing the Virtual Vision Test mobile application under the Enforcement Policy Guidance and we plan to market Virtual Vision Test as a Class I, 510(k)-exempt device when the Enforcement Policy Guidance is no longer applicable.
Our failure, or failure by such third parties, to obtain the proper FDA marketing authorizations for our products could lead to FDA enforcement actions, such as a Warning Letter, market withdrawals, product recalls or civil or criminal penalties that could have a material adverse effect on our business.
Our products must be manufactured and distributed in accordance with applicable laws and regulations, and we or our third-party manufacturers could be forced to recall our products or terminate production if we or they fail to comply with these regulations.
In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s design control requirements and current Good Manufacturing Practices for medical devices, known as the Quality System Regulation, or QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, manufacturers of medical devices are required to verify that their suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors.
Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.
In addition, we engage in certain relabeling and repackaging activities with respect to our frames and sunglasses products, and these activities require us to comply with the FDA’s Unique Device Identification System Final Rule, or UDI Final Rule. Among other things, the UDI final rule obligates device labelers to include unique device identifiers, or UDIs, on certain medical device labels and packages, and to submit certain data pertaining to device labeling to the FDA’s Global Unique Device Identification Database (GUDID), unless an exception applies. The UDI Final Rule’s requirements were intended to be phased in over a seven-year period, according to established compliance for certain types of classified devices. On July 25, 2022, the FDA issued a final guidance stating that the FDA does not intend to enforce the GUDID submission requirements for certain Class I devices considered “consumer health products”, which the FDA defined to include certain types of 510(k)-exempt Class I devices that are sold directly to consumers over-the-counter in brick-and-mortar and/or online stores. The FDA began enforcing the remaining UDI labeling requirements for Class I devices on September 24, 2022.
Certain of these requirements are currently waived for visual acuity charts such as the Virtual Vision Test during the COVID-19 public health emergency under the Enforcement Policy Guidance. The FDA announced in a December 2021 draft guidance that the agency intends to reinstate requirements that are currently waived under the Enforcement Policy Guidance and other similar policies in a phased manner following the end of public health emergency and the FDA’s issuance of a final guidance on the transition. President Biden recently announced that the administration plans to let the public health emergency declaration under section 319 of the Public Health Service Act expire in May, but the FDA has not yet issued a final guidance that would trigger the phased transition period.
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
Moreover, in the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures intended to reduce healthcare costs and improve the quality of healthcare. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. medical device industry. In addition, the Budget Control Act of 2011, as amended by subsequent legislation, reduces Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless Congress and/or the Administration take additional action. Furthermore, new legislation could be adopted in the future that further limits payments for our products from governmental payors. It is possible that additional governmental action will be taken to address the winding down of the COVID-19 public health emergency, or PHE, in light of the Biden Administration’s announcement of its plan to terminate the PHE effective as of May 11, 2023.
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
For example, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. For example, in March 2020, the FDA issued a draft guidance describing the testing performance criteria that could support a substantial equivalence determination with respect to certain soft (hydrophilic) daily-wear contact lenses, including the contract manufactured lenses we currently resell under our Scout by Warby Parker label. If the draft guidance is finalized, manufacturers of such contact lenses would have the option to submit a 510(k) under the safety and performance-based pathway, rather than submitting a traditional 510(k) premarket notification. The FDA may in the future announce additional proposals to modernize the 510(k) pathway and we cannot predict the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain 510(k) clearances in the future, increase the costs of compliance, or restrict our ability to maintain any marketing authorizations that we may obtain, or otherwise create competition that may negatively affect our business.
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any product candidates or make it more difficult to obtain marketing authorizations for, manufacture, market, or distribute any product candidate we are developing. For example, on February 23, 2022, the FDA issued a proposed rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with standards set by the International Organization for Standardization. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.
We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our business.
Failure to comply with laws, regulations, and enforcement activities or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.
In addition to the vision care and healthcare laws and regulations discussed above, we are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, consumer protection laws, anti-corruption and anti-bribery laws, immigration, and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, as well as monetary judgment, injunctions, and loss of intellectual property rights in civil litigation, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
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
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Our transactions with our suppliers and vendors operating in foreign jurisdictions, including China, Italy, Taiwan, Vietnam, and Japan and our quality assurance presence in China, may subject us to such anti-corruption laws. If we expand our international sales and business, we may engage with business partners and third-party intermediaries to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
In addition, a number of governmental authorities, both in the United States and abroad, have adopted, and others have considered, and are expected to consider, legislation aimed at reducing the amount of plastic non-recyclable waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on single-use plastic bags, paper bags, reusable bags, and packaging materials. Such legislation, as well as stakeholder pressure or voluntary initiatives, aimed at reducing the level of plastic wastes could result in increased cost of packaging for our products or otherwise require us to alter our current packaging and bagging practices. Additional regulatory efforts addressing other environmental or safety concerns in the future could similarly impact our business, financial condition, and results of operations.
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
We also source inputs directly from suppliers outside of the United States, including China, Taiwan, Italy, Vietnam, and Japan. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver inputs, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability and wars, and economic uncertainties in the countries from which we or our suppliers source our products. For example, our inputs sourcing could be impacted by current and future travel restrictions and/or the shut-down of certain businesses globally due to the COVID-19 pandemic or the spread of new infectious diseases. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our inputs are produced. Moreover, negative press or reports about internationally sourced inputs may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced inputs could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely on a limited number of suppliers to supply the majority of the inputs to our products and are thus exposed to concentration of supplier risk. Approximately 19%, 23%, and 23% of cost of goods sold were from our top five suppliers for the years ended December 31, 2022, 2021, and 2020, respectively. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. Further, as a few major vendors dominate the contact lenses market, the risks associated with finding alternative sources to the contact lenses we source from them may be exacerbated.

We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of third-party suppliers and contract manufacturers for the components that go into the manufacturing of our products. In particular, over half of the cellulose acetate used to produce our frames is provided by a single supplier. We also assemble and fulfill glasses at our optical laboratories as well as at a limited number of third-party optical laboratories. Further, we rely on a single logistics partner to fulfill orders for our Home Try-On program and a limited number of other logistics partners to transport and deliver our products. Our reliance on a limited number of contract manufacturers and logistics partners for our products increases our risks of being unable to deliver our products in a timely and cost-effective manner. In the event of interruption from any of our contract manufacturers or our own fulfillment capabilities, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an epidemic such as the COVID-19 public health emergency or future infectious disease outbreaks, or other interruption at a particular location. In particular, the COVID-19 outbreak has caused, and may in the future continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our contract manufacturers, and other vendors in our supply chain; restrictions on travel or the import/export of goods and services from certain ports that we use; and local quarantines.
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
We depend on marketing, advertising and promotional efforts, including search engines, social media platforms, digital application stores, content-based online advertising, and other online sources to attract consumers to and promote our website and our mobile applications, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs may continue to rise.
Our success depends, in a large degree, on our ability to attract consumers to our website, mobile applications, and select application partners and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources for traffic to our website, mobile applications, and select application partners.
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

Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms, and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our mobile applications, our business and operating results are likely to suffer. For example, Apple has moved to “opt-in” privacy models, requiring consumers to expressly consent to receiving targeted ads, which may reduce the value of inventory on its iOS mobile application platform. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in consumer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.
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
As of December 31, 2022, we had a federal net operating loss carryforward of $219.3 million, which will begin to expire in 2031. Furthermore, we had state net operating loss carryforwards of $150.9 million, which will begin to expire in 2031. However $128.0 million of the federal net operating loss is available for indefinite use. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act, or Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security, or CARES Act, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. In addition, the use of state net operating loss carryforwards for applicable state income tax purposes may be suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Certain tax attributes may be subject to an annual limitation as a result of the issuance of stock, which may constitute a change in ownership as defined under Internal Revenue Code Section 382.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have conducted an analysis under Section 382 of the Code through September 30, 2020 and determined that, as of that date, none of our NOLs were subject to a limitation under Section 382. However, we may have experienced an ownership change since that date or we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The Company has not performed a formal Internal Revenue Code Section 382 study to determine if an annual limitation may apply as of December 31, 2022. If we undergo an ownership change, we may incur limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.
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
In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, the recent congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. Furthermore, the recently enacted Inflation Reduction Act, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Proposals have been made by the current United States presidential administration to make other changes to the U.S. federal income tax rules applicable to corporations. We are currently unable to predict whether further changes will occur and, if so, the scope of such changes and the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations, and cash flows.
Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.
Due to the global nature of the internet, it is possible that various states, municipalities or foreign countries might, as a consequence of their review of the appropriate treatment of companies engaged in e-commerce and digital services, attempt to impose additional or new regulation on our business or levy additional or new sales, income, or other taxes on us or our customers. For example, following the U.S. Supreme Court’s 2018 decision in South Dakota v. Wayfair Inc., which held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, many states have adopted Wayfair laws requiring remote sellers to collect and pay sales tax based on transactions that take place in their jurisdiction. Other new or revised taxes and, in particular, digital taxes, sales taxes, VAT, and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the internet. New taxes and related rulings and regulations could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.
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
As a public benefit corporation, we are required to disclose to stockholders a statement at least biennially as to our promotion of the public benefits identified in our current certificate of incorporation and of the best interests of those materially affected by our conduct and such statement shall include, among other things, our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this statement, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, or we fail to make progress towards our specific public benefit purpose, our reputation and status as a public benefit corporation may be harmed.
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
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ pecuniary interests, but also the company’s specific public benefit and the best interests of stakeholders materially affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefits and the interests of other stakeholders. See “Description of Capital Stock—Public Benefit Corporation Status.” In the event of a conflict between the interests of our stockholders and the interests of our specific public benefits or our other stakeholders, our directors must only make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations, which in turn could cause our stock price to decline.
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
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption and political instability;
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
Future transfers by either of our Co-Founders and Co-CEOs of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier of (i) the transfer of such share to a person not in the same Permitted Ownership Group (as defined in our certificate of incorporation) as the holder, (ii) October 1, 2031 or (iii) with respect to the shares held by any person in Neil Blumenthal’s Permitted Ownership Group, (A) such time as Neil Blumenthal is removed or resigns from the Board of Directors, or otherwise ceases to serve as a Director on the Board of Directors, (B) such time as Neil Blumenthal ceases to be either an employee, officer or consultant of the Company or any of our subsidiaries, or (C) the date that is 12 months after the death or disability of Neil Blumenthal, (2) with respect to any shares held by any person in David Gilboa’s Permitted Ownership Group, (A) such time as David Gilboa is removed or resigns from the Board of Directors, or otherwise ceases to serve as a Director on the Board of Directors, (B) such time as David Gilboa ceases to be either an employee, officer or consultant of the Company or any of our subsidiaries, or (C) the date that is 12 months after the death or disability of David Gilboa. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the Co-Founder and Co-CEO who retains their shares over the long term.
Pursuant to our certificate of incorporation, we are authorized to issue 150,000,000 shares of Class C common stock, none of which were outstanding as of December 31, 2022. Although we have no current plans to issue any shares of Class C common stock, in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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

Additional stock issuances could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline. Sales of substantial amounts of our Class A common stock could also negatively impact the trading price of our Class A common stock.
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
In addition, sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our Co-Founders, directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Class A common stock to decline. None of our securityholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares. In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of our Class A common stock (including shares of our Class B common stock upon conversion of such shares into Class A common stock) or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Class A common stock to decline or be volatile.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and will continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Management identified two material weaknesses related to (i) information technology general controls, in the areas of user access and program change management, over our key accounting, reporting, and proprietary systems, and (ii) certain process, application and management review controls within our financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and perform the review of manual journal entries. We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy our accounting and financial reporting requirements.
As part of our plan to remediate these material weaknesses, we have made progress in the following areas, among others: development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system; selected an ERP system, hired an implementation partner, and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties, and permit controls around the review of manual journal entries; implementation of additional review controls and processes, documentation of completeness and accuracy of data and information used in controls, and requiring timely account reconciliations and analyses; implementation of processes and controls to better identify and manage segregation of duties; and continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities. The implementation and transition to a new ERP system has been subject to delays and could be subject to further delays. The delay in transitioning to our new ERP system could negatively affect our ability to timely remediate our existing material weaknesses.
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
•the requirement of the approval of a super-majority to amend certain provisions in our restated certificate of incorporation and restated bylaws; and
•a multi-class common stock structure in which holders of our Class B common stock, which has ten votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A common stock, Class B common stock and Class C common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibit an interested stockholder, defined as, among other things, a person who owns 15% or more of our outstanding voting stock, from entering into a business combination with us for a three-year period following the time such stockholder became an interested stockholder, unless: (1) prior to such time the board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares for purposes of determining the voting stock outstanding; or (3) at or subsequent to such time the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Any provision in our certificate of incorporation, our bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Also, as a public benefit corporation, our board of directors is required by the DGCL to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, is the exclusive forum for the following types of actions, suits or proceedings: any derivative action, suit or proceeding brought on our behalf, any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by a current or former director, officer or other employee or stockholder of the Company, any action, suit or proceeding asserting a claim against us arising under the DGCL, our certificate of incorporation, or our bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery, and any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine. If the Court of Chancery does not have subject matter jurisdiction thereof, such actions, suits or proceedings shall be brought in the federal district court of the District of Delaware or other state courts of the State of Delaware. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
General Risk Factors
Changes in general economic conditions could reduce consumer demand for our products and services and otherwise negatively impact our business.
Our business depends on consumer demand for our products and services and, consequently, is sensitive to a number of macroeconomic factors that influence consumer confidence and spending, such as general economic conditions, inflation, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather, natural disasters, terrorism, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security.
Economic disruption and uncertainty resulting from these factors can negatively impact our business, resulting in:
•inflation and increased price pressure for our products and services;
•increased cost to manufacture and sell our products and services;
•reduced consumer spending power;
•reduced demand for our products and services, delays in shipment of orders or increases in order cancellation;
•increased risk of excess and obsolete inventory; and
•delays in payment for our products and services.

Prolonged or pervasive economic downturns could also slow the pace of new retail store openings or cause current locations to close.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition is more visible since becoming a public company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
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
Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, may result in damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, changes in federal or state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing stores and other facilities and could also require us to spend more on new stores or facilities without a corresponding increase in revenue.
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
As of December 31, 2022, we operated 195 retail stores across the United States and five retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2023 to

2033, and the average size of our retail stores is approximately 1,621 square feet as of December 31, 2022. The following table summarizes our domestic retail store locations by state, as of December 31, 2022:

State	Retail Store Count	State	Retail Store Count
Alabama	1	Nebraska	1
Arizona	3	Nevada	1
California	29	New Jersey	8
Colorado	4	New Mexico	1
Connecticut	4	New York	16
District of Columbia	5	North Carolina	5
Florida	15	Ohio	6
Georgia	5	Oklahoma	2
Illinois	10	Oregon	2
Indiana	1	Pennsylvania	6
Iowa	1	Rhode Island	2
Kansas	1	South Carolina	1
Kentucky	2	Tennessee	2
Louisiana	2	Texas	17
Maryland	7	Utah	2
Massachusetts	10	Virginia	6
Michigan	4	Washington	4
Minnesota	4	Wisconsin	2
Missouri	3
We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
See Note 10, “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.
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
Holders
As of February 24, 2023, there were 8 holders of record of our Class A common stock and 14 holders of record of our Class B common stock.
Dividends
We have not paid dividends in the past and have no current plans to pay dividends on our common stock.
Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
In November 2022, the Company issued 34,528 shares of Class A common stock to third-party charitable donor advised funds. The shares donated were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
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
The following graph depicts the total cumulative stockholder return on our Class A common stock from September 29, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2022, relative to the performance of the S&P 500 Index and the S&P Apparel, Accessories & Luxury Index. The graph assumes an initial investment of $100.00 at the close of trading on September 29, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Stockholder Return
WRBY
S&P 500 Index
S&P Apparel, Accessories & Luxury Goods Index
$125
$100
$75
$50
$25
$0
9/29/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022

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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 200 retail stores.
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
Financial Highlights
For the years ended December 31, 2022, 2021, and 2020:
•we generated net revenue of $598.1 million, $540.8 million, and $393.7 million, respectively;
•we generated gross profit of $341.1 million, $317.7 million, and $231.9 million, respectively, representing a gross profit margin of 57%, 59%, and 59%, respectively;
•we generated net loss of $110.4 million, $144.3 million, and $55.9 million, respectively; and

•we generated adjusted EBITDA of $27.2 million, $24.9 million, and $7.7 million, respectively.
For a definition of adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Direct Listing
On September 29, 2021, we completed a direct listing of our Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). We incurred fees related to financial advisory service, audit, and legal services in connection with the Direct Listing of $28.3 million for the year ended December 31, 2021 which are recorded in selling, general and administrative expenses.
Factors Affecting Our Financial Condition and Results of Operations
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below and in Part I, Item 1A. “Risk Factors” of this Annual Report.
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. The current economic downturn, rising inflation and interest rates, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. For example, during 2022, we continued to see lower overall sales growth rates than we have historically experienced as consumer activity has not recovered to pre-pandemic levels. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
Impact of COVID-19
The health and safety of our customers and employees remains our top priority, and to that end we will continue to monitor developments related to the COVID-19 pandemic and adjust policies and operations as needed. We have developed procedures to enable us to responsibly and efficiently adjust operations as needed. We have onboarded and continue to onboard new suppliers, as well as enhance inventory planning and monitoring capabilities. We experienced minimal supply chain disruptions during 2022 and we expect the actions we have taken will help to mitigate supply chain disruptions in future periods, although the future trajectory of the COVID-19 pandemic is still unknown. In addition, we experienced lower sales than expected in the first quarter of 2022 as a result of the Omicron variant of COVID-19 and its negative impact on store traffic and demand, and may experience similar temporary impacts from future outbreaks of COVID-19 or other infectious diseases. The full extent to which the COVID-19 pandemic or future infectious diseases will directly or indirectly impact our business, operations, and financial condition will depend on future developments that are highly uncertain. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results. For additional details, refer to the risks described in Part I, Item 1A. “Risk Factors.”
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

	Year Ended December 31,
	2022	2021	2020
Active Customers (in millions)	2.28	2.20	1.81
Store Count(1)	200	161	126
Adjusted EBITDA(2) (in thousands)	$27,202	$24,861	$7,658
Adjusted EBITDA margin(2)	4.5%	4.6%	1.9%
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
We have thoughtfully expanded our retail store footprint over the past several years. During the years ended December 31, 2022, 2021, and 2020, we opened 40, 35, and 10 new retail stores. In 2020, we opened fewer retail stores than in years prior due to COVID-19 pandemic-related operating challenges, including extended retail store closures and heightened safety measures.
As of December 31, 2022, 150 out of our 200 retail stores offered in-person eye exams.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net loss	$(110,393)	$(144,271)	$(55,919)
Adjusted to exclude the following:
Interest and other income (loss), net	(1,307)	347	97
Provision for income taxes	497	263	190
Depreciation and amortization expense	31,864	21,643	17,763
Asset impairment charges	1,647	317	614
Stock-based compensation expense(1)	98,655	110,543	44,913
Non-cash charitable donations(2)	3,770	7,757	—
Transaction costs(3)	—	28,262	—
Amortization of cloud-based software implementation costs(4)	247	—	—
ERP implementation costs(5)	687	—	—
Restructuring costs(6)	1,535	—	—
Adjusted EBITDA	$27,202	$24,861	$7,658
Adjusted EBITDA margin	4.5%	4.6%	1.9%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, and the impact of repurchases of awards from employees. For the years ended December 31, 2022 and 2021, the amount includes $0.6 million and $3.4 million of employer payroll costs associated with releases of RSUs and option exercises, respectively.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Series A common stock in August 2021 and 178,572 shares of Class A common stock in May 2022 to the Warby Parker Impact Foundation, and a donation of 34,528 shares of Class A common stock to third-party charitable donor advised funds in November 2022.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Consolidated Statements of Operations Data:
Net revenue	$598,112	$540,798	$393,719
Cost of goods sold	257,050	223,049	161,784
Gross profit	341,062	317,749	231,935
Selling, general, and administrative expenses	452,265	461,410	287,567
Loss from operations	(111,203)	(143,661)	(55,632)
Interest and other income (loss), net	1,307	(347)	(97)
Loss before income taxes	(109,896)	(144,008)	(55,729)
Provision for income taxes	497	263	190
Net loss	$(110,393)	$(144,271)	$(55,919)

	Year Ended December 31,
	2022	2021	2020
	% of Net Revenue
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	43.0%	41.2%	41.1%
Gross profit	57.0%	58.8%	58.9%
Selling, general, and administrative expenses	75.6%	85.3%	73.0%
Loss from operations	(18.6)%	(26.5)%	(14.1)%
Interest and other income (loss), net	0.2%	(0.1)%	—%
Loss before income taxes	(18.4)%	(26.6)%	(14.1)%
Provision for income taxes	0.1%	—%	—%
Net loss	(18.5)%	(26.6)%	(14.1)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services, and accessories. We sell products and services through our retail stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, and expedited shipping charges, which are charged to the customer, associated with these purchases. Revenue is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue generated from services consists of both in-person eye exams and prescriptions issued through the Virtual Vision Test app. Revenue is recognized when the service is rendered and is recorded net of discounts.
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
Gross Profit and Gross Margin
We define gross profit as net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has remained steady historically, but may fluctuate in the future based on a number of factors, including the cost at which we can obtain, transport, and assemble our inventory, the rate at which we open new retail stores, the mix of products we sell, and how effective we can be at controlling costs, in any given period.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. SG&A also includes administrative costs associated with our Home Try-On program, which provides customers the opportunity to sample eyewear at home prior to purchase. SG&A is expensed in the period in which it is incurred. During 2022 we implemented a headcount reduction in our corporate offices and are executing on certain other cost control actions, including reducing marketing spend and other variable costs. We expect these actions to reduce costs included in SG&A, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause unforeseen fluctuations in SG&A expenses.
Interest and Other Income (Loss), Net
Interest and other income (loss), net, consists primarily of interest generated from our cash and cash equivalents balances net of interest incurred on borrowings and fees on our undrawn line of credit, and are recognized as incurred. We expect our interest and other income costs to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.
Comparison of the Years Ended December 31, 2022 and 2021
Net Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Net revenue	$598,112	$540,798	$57,314	10.6%
Net revenue increased $57.3 million, or 10.6%, for the year ended December 31, 2022 compared to the same period in 2021. The growth in net revenue was primarily driven by an increase in our Active Customer base to 2.28 million customers, or a 3.6% increase, an increase in average order value (“AOV”), defined as net revenue for a given period divided by the number of orders during the same period, and adding new customers, which elevated average revenue per customer to $263, or a 6.9% increase. AOV increased primarily due to a higher mix of purchases of glasses with progressive lenses which increased our average price per unit sold, while our average units per order remained stable year-over-year.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Cost of goods sold	$257,050	$223,049	$34,001	15.2%
Gross profit	341,062	317,749	23,313	7.3%
Gross margin	57.0%	58.8%		(1.8)%
Cost of goods sold increased by $34.0 million, or 15.2%, for the year ended December 31, 2022 compared to the same period in 2021, and increased as a percentage of revenue over the same period by 180 basis points, from 41.2% of revenue to 43.0% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in our contact lens offering, as well as an increase in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2022 and a full-year of expense from new retail stores opened throughout 2021.
Gross profit, calculated as net revenue less cost of goods sold, increased by $23.3 million, or 7.3%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 180 basis points for the year ended December 31, 2022 compared to the same period in 2021. The decrease in gross margin was primarily driven by the increased penetration of contact lenses which are sold at a lower margin than glasses, reflecting Warby Parker’s strategy to grow its contact lens offering, increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent expense as we grew our store base to 200 stores as of December 31, 2022, and increased prescription services costs as we scale our eye exam offering across our fleet, to 150 exam locations as of December 31, 2022, up from 102 as of December 31, 2021. The impacts were partially offset by the scaling of higher margin progressive lenses and leverage from our in-house optical laboratory network, including our Las Vegas laboratory which opened in the fourth quarter of 2021.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Selling, general, and administrative expenses	$452,265	$461,410	$(9,145)	(2.0)%
As a percentage of net revenue	75.6%	85.3%		(9.7)%
Selling, general, and administrative expenses decreased $9.1 million, or 2.0%, for the year ended December 31, 2022 compared to the same period in 2021. This decrease was primarily driven by a decrease in professional costs incurred in 2021 related to our Direct Listing and tender offer that were not recurring in 2022, as well as decreased marketing, stock-based compensation charges and related employer payroll taxes, and Home Try-On program costs. The stock-based compensation charges incurred in 2021 primarily related to the satisfaction of the performance based vesting condition for RSUs and PSUs in connection with our Direct Listing. These decreases were partially offset by higher compensation costs, primarily from growth in our retail workforce, increased insurance costs related to operating as a public company, and increased depreciation and amortization costs, mainly related to capitalized software and office build-outs.

Interest and Other Income (Loss), Net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Interest and other income (loss), net	$1,307	$(347)	$1,654	476.7%
As a percentage of net revenue	0.2%	(0.1)%		0.3%
Interest and other income (loss), net increased by $1.7 million, or 476.7%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily driven by significantly higher interest rates on our cash balance in the fourth quarter of 2022 and the impact of fair value adjustments to outstanding warrants that were exercised in 2021 that was not repeated in 2022.
Provision for Income Taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Provision for income taxes	$497	$263	$234	89.0%
As a percentage of net revenue	0.1%	—%		0.1%
Provision for income taxes increased $0.2 million, or 89.0%, for the year ended December 31, 2022 compared to the same period in 2021 primarily due to the establishment of a valuation allowance on our Canadian subsidiary.
Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
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
	($ in thousands)
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
	($ in thousands)
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
	($ in thousands)
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
	($ in thousands)
Provision for income taxes	$263	$190	$73	38.4%
As a percentage of net revenue	—%	—%		—%

Provision for income taxes increased $0.1 million, or 38.4%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to the change in pre-tax loss in addition to the tax effects of nondeductible officers’ stock-based compensation expense.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of December 31, 2022, we had cash and cash equivalents of $208.6 million, which was primarily held for working capital purposes, and an accumulated deficit of $603.6 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the COVID-19 pandemic, rising interest and inflation rates, and other macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
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
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”), entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (the “2022 Credit Facility”), which replaced the 2013 Credit Facility. The 2022 Credit Facility consists of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility includes an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2022 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2022 Credit Facility at any time, in whole or in part, without penalty.
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
Other than letters of credit of $4.2 million and $4.0 million as of December 31, 2022 and 2021, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net cash provided by (used in) operating activities	$10,370	$(31,994)	$32,758
Net cash used in investing activities	(60,181)	(48,513)	(20,070)
Net cash provided by financing activities	3,291	22,999	245,936
Effect of exchange rates on cash	(1,311)	(161)	37
Net (decrease) increase in cash and cash equivalents	$(47,831)	$(57,669)	$258,661
Cash Flows from Operating Activities
Net cash provided by operating activities was $10.4 million for the year ended December 31, 2022, consisting of a net loss of $110.4 million, adjusted for $135.3 million of non-cash expenses and $14.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $98.0 million of stock-based compensation, $31.9 million of depreciation and amortization, $3.8 million of non-cash charitable contributions, and $1.6 million of non-cash impairment charges. The changes in operating assets and liabilities were primarily driven by increases in net inventory to support the growth of our business, prepaid expenses and other assets, other non-current assets, and a net decrease in accounts payable and accrued expenses, partially offset by increases in net lease liabilities in connection with net retail leases entered into in 2022 and deferred revenue.
Net cash used in operating activities was $32.0 million for the year ended December 31, 2021, consisting of a net loss of $144.3 million, adjusted for $136.8 million of non-cash expenses and $24.5 million of net cash used as a result of changes in operating assets and liabilities. Net loss includes $28.3 million of costs related to the Direct Listing. The non-cash charges included $107.1 million of stock-based compensation, $21.6 million of depreciation and amortization, $7.8 million of non-cash charitable contributions, and $0.3 million of non-cash impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in net inventory to support the growth of our business and prepaid expenses and other assets, decreases in accounts payable, deferred revenue, partially offset by increases in accrued expenses and deferred rent.
Net cash provided by operating activities was $32.8 million for the year ended December 31, 2020, consisting of a net loss of $55.9 million, adjusted for $63.3 million of non-cash expenses and $25.4 million of net cash provided as a result of changes in operating assets and liabilities. The non-cash charges included $44.9 million of stock-based compensation, $17.8 million of depreciation and amortization, and $0.6 million of non-cash impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in accrued expenses, accounts payable, deferred revenue, and deferred rent, partially offset by an increase in net inventory to support the growth of our business.
Cash Flows from Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $60.2 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in our supply chain infrastructure and capitalized software development costs.

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
Cash Flows from Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $3.3 million, which was primarily related to proceeds from shares issued in connection with our Employee Stock Purchase Plan (“ESPP”) and stock option exercises.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	($ in thousands)
Operating leases	$201,227	$29,602	$70,058	$55,619	$45,948
Total	$201,227	$29,602	$70,058	$55,619	$45,948
For additional discussion on our operating lease obligations, see Note 10, “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Subsequent to December 31, 2022, we entered into 4 operating lease agreements for retail space in the U.S. Total commitments under the new agreements are approximately $2.6 million.
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
Inventory
Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Actual results may differ from estimates due to the quantity and mix of products in inventory, consumer preferences, and economic and market conditions. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in our actual results differing materially from our estimates.
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
We estimate the fair value of stock options and ESPP purchase rights on the date of grant using the Black-Scholes option-pricing model, which utilizes assumptions subject to management estimate. These assumptions include estimating the expected term, or the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the fair value of our stock, the risk-free interest rate, and the expected dividend yield. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation. We account for forfeitures as they occur.
The following range of assumptions was used for stock options and ESPP purchase rights granted during the years ended December 31, 2022 and 2021 (no stock options or ESPP purchase rights were granted in 2020):

	2022	2021
Stock options
Risk-free interest rates	n/a	0.1% - 0.6%
Expected dividend yield	n/a	0
Expected term	n/a	0.25 - 6.25 years
Volatility	n/a	0.6
ESPP purchase rights
Risk-free interest rates	1.5% - 4.6%	0.1% - 0.5%
Expected dividend yield	—	—
Expected term	0.5 - 2.0 years	0.5 - 2.0 years
Volatility	53% - 60%	55%
Risk-free interest rates: The risk-free interest rates were estimated based on the yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with terms consistent with the expected term of the option awards.
Expected dividend yield: The expected dividend yield is zero as we have never declared or paid cash dividends and do not have plans to do so in the foreseeable future.
Expected term: For ESPP purchase rights, the expected term is the actual purchase periods. For stock options, the expected term is calculated using the simplified method using the vesting term of four years and the contractual term of ten years, resulting in a holding period of 6.25 years. Stock options expire ten years from the date of the grant.
Volatility: As we do not have sufficient trading history of our common stock, the volatility rate for the year ended December 31, 2022 was determined based on an analysis of our own and comparable public company historical volatilities adjusted based on our stage of development. We intend to continue utilizing similar comparable companies to estimate volatility until sufficient historical information as to the volatility of our Class A common stock is available.
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
We had concluded that as of December 31, 2020 it was not probable that the liquidity-event performance-based vesting condition would occur, and therefore did not record any stock-based compensation expense for any RSUs prior to our Direct Listing. Upon our Direct Listing the liquidity-event performance-based condition was satisfied and we recorded a cumulative catch-up expense for the service period completed to such date and began recording stock-based compensation expense using the accelerated attribution method, net of actual forfeitures, based on the grant-date fair value of the RSUs for awards where the service period is not complete. Stock-based compensation expense for RSUs granted after our Direct Listing is recognized using the straight-line method, net of actual forfeitures.
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
Emerging Growth Company Status
On September 29, 2021, we completed the Direct Listing of our Class A common stock on the New York Stock Exchange (“NYSE”). At the time of the Direct Listing, we elected to be an Emerging Growth Company ("EGC"), as defined in the Jumpstart Our Business Startups Act. Effective December 31, 2022, we no longer qualify as an EGC due to becoming a “large accelerated filer." As a result, we must comply with all financial disclosure and governance requirements applicable to a “large accelerated filer." For further information, see Note 1, “Description of Business” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2022 consisted of $208.6 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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

Item 8. Financial Statements and Supplementary Data

Warby Parker Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warby Parker Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an adverse opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2022 the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases and related amendments (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Excess and Obsolete Inventory
Description of the matter	As discussed in Note 2 of the consolidated financial statements, net inventory totaling $68.8 million as of December 31, 2022 is stated at the lower of its cost or net realizable value. The Company records adjustments to reduce the cost of inventory when it is not expected to be fully recoverable.

Auditing management's estimates of the net realizable value of its inventory, specifically for excess and obsolete inventory, involved especially subjective auditor judgment as the estimate is sensitive to expectations about current and expected market trends and economic conditions, forecasts of future demand, and the estimated timing of product retirements.
How we addressed the matter in our audit	Our audit procedures included, among others, evaluating management’s expectations about future product sales, testing the accuracy and completeness of the underlying data used in management's calculation of the net realizable value of excess and obsolete inventory, and recalculating the recorded amount. To evaluate management’s expectation of current and expected market trends and economic conditions, forecasts of future demand, and the estimated timing of product retirements, we performed inquiries of sales and operations personnel and compared the estimated future sales to actual results. We also considered relevant internal communications made by the Company regarding business results and forecasts for matters that supported or contradicted the estimate, and we compared actual sales in the period subsequent to year end to the sales forecasts used in the estimate.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Warby Parker Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Warby Parker Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the Company’s information technology general controls and controls within certain financial reporting processes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022 and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 28 2023, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
February 28, 2023

Warby Parker Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$208,585	$256,416
Accounts receivable, net	1,435	992
Inventory	68,848	57,095
Prepaid expenses and other current assets	15,700	13,477
Total current assets	294,568	327,980

Property and equipment, net	138,628	112,195
Right-of-use lease assets	127,014	—
Other assets	8,497	471
Total assets	$568,707	$440,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,791	$30,890
Accrued expenses	58,222	60,840
Deferred revenue	25,628	22,073
Current lease liabilities	22,546	—
Other current liabilities	2,370	4,301
Total current liabilities	129,557	118,104

Deferred rent	—	36,544
Non-current lease liabilities	150,832	—
Other liabilities	1,672	—
Total liabilities	282,061	154,648
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at December 31, 2022 and 2021, 96,115,202 and 94,901,623 shares issued and outstanding as of December 31, 2022 and 2021, respectively; Class B: 150,000,000 shares authorized at December 31, 2022 and 2021, 19,223,572 and 18,719,184 shares issued and outstanding as of December 31, 2022 and 2021, respectively, convertible to Class A on a one-to-one basis	12	11
Additional paid-in capital	890,915	779,212
Accumulated deficit	(603,634)	(493,241)
Accumulated other comprehensive income	(647)	16
Total stockholders’ equity	286,646	285,998
Total liabilities and stockholders’ equity	$568,707	$440,646
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$598,112	$540,798	$393,719
Cost of goods sold	257,050	223,049	161,784
Gross profit	341,062	317,749	231,935

Selling, general, and administrative expenses	452,265	461,410	287,567
Loss from operations	(111,203)	(143,661)	(55,632)

Interest and other (loss) income, net	1,307	(347)	(97)

Loss before income taxes	(109,896)	(144,008)	(55,729)
Provision for income taxes	497	263	190
Net loss	$(110,393)	$(144,271)	$(55,919)

Deemed dividend upon redemption of redeemable convertible preferred stock	$—	$(13,137)	$—
Net loss attributable to common stockholders	$(110,393)	$(157,408)	$(55,919)

Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(2.21)	$(1.05)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	114,942,019	71,249,257	53,033,936

Other comprehensive loss
Foreign currency translation adjustment	$(663)	$(93)	$87
Total comprehensive loss	$(111,056)	$(144,364)	$(55,832)
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	42,769	$262,849	52,627	$5	—	$—	$79,991	$22	$(269,471)	$(189,453)
Stock option exercises	—	—	975	—	—	—	1,330	—	—	1,330
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $300	6,413	124,717	—	—	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $300	4,860	118,944	—	—	—	—	—	—	—	—
Repayment of related party loans	—	—	342	—	—	—	945	—	—	945
Stock-based compensation	—	—	—	—	—	—	44,913	—	—	44,913
Other comprehensive income	—	—	—	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	—	—	—	(55,919)	(55,919)
Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	$—	$127,179	$109	$(325,390)	$(198,097)
Stock option and warrant exercises	22	75	931	—	2,309	—	20,827	—	—	20,827
Restricted stock unit releases	—	—	128	—	1,035	—	—	—	—	—
Stock repurchases and retirement	(266)	(1,506)	(64)	—	—	—	—	—	(6,578)	(6,578)
Proceeds from repayment of related party loans	—	—	2,184	—	16	—	14,789	—	—	14,789
Stock-based compensation	—	—	—	—	—	—	107,148	—	—	107,148
Tender offer repurchase and share retirement	(477)	(3,561)	(362)	—	—		—	—	(17,002)	(17,002)
Non-cash charitable contributions	—	—	179	—	—	—	7,757	—	—	7,757
Conversion of common stock to Class A and Class B common stock in connection with direct public offering	—	—	(56,940)	(5)	56,940	5	—	—	—	—
Conversion of redeemable convertible preferred stock to Class A common stock in connection with direct public offering	(53,321)	(501,518)	—	—	53,321	6	501,512	—	—	501,518
Other comprehensive income	—	—	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	—	—	(144,271)	(144,271)
Balance as of December 31, 2021	—	$—	—	$—	113,621	$11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	—	—	—	—	627	—	7,066	—	—	7,066
Restricted stock unit releases	—	—	—	—	684	1	—	—	—	1
Shares issued in connection with employee stock purchase plan	—	—	—	—	189	—	2,744	—	—	2,744
Proceeds from repayment of related party loans	—	—	—	—	5	—	91	—	—	91
Stock-based compensation	—	—	—	—	—	—	98,032	—	—	98,032
Non-cash charitable contributions	—	—	—	—	213	—	3,770	—	—	3,770
Other comprehensive income	—	—	—	—	—	—	—	(663)	—	(663)
Net loss	—	—	—	—	—	—	—	—	(110,393)	(110,393)
Balance as of December 31, 2022	—	$—	—	$—	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(110,393)	$(144,271)	$(55,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,864	21,551	17,763
Stock-based compensation	98,032	107,148	44,913
Non-cash charitable contribution	3,770	7,757	—
Asset impairment charges	1,647	317	614
Change in operating assets and liabilities:
Accounts receivable, net	(451)	(392)	517
Inventory	(11,794)	(18,624)	(10,020)
Prepaid expenses and other assets	(10,287)	(6,887)	(67)
Accounts payable	(7,943)	(11,114)	5,898
Accrued expenses	2,748	9,486	16,604
Deferred revenue	3,583	(4,478)	7,288
Other current liabilities	537	579	763
Deferred rent	—	8,547	2,149
Right-of-use lease assets and current and non-current lease liabilities	7,385	—	—
Other liabilities	1,672	(1,613)	2,255
Net cash provided by (used in) operating activities	10,370	(31,994)	32,758
Cash flows from investing activities
Purchases of property and equipment	(60,181)	(48,513)	(20,070)
Net cash used in investing activities	(60,181)	(48,513)	(20,070)
Cash flows from financing activities
Proceeds from stock option and warrant exercises	456	20,035	1,330
Employee tax withholding remitted in connection with exercise or release of equity awards	—	(2,532)
Proceeds from repayment of related party loans	91	31,612	945
Proceeds from shares issued in connection with ESPP	2,744	—	—
Repurchase of stock	—	(8,085)	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	124,717
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	—	118,944
Payment for tender offer	—	(18,031)	—
Borrowings from Credit Facility	—	—	30,900
Repayment of Credit Facility	—	—	(30,900)
Net cash provided by financing activities	3,291	22,999	245,936
Effect of exchange rates on cash	(1,311)	(161)	37
Net (decrease) increase in cash and cash equivalents	(47,831)	(57,669)	258,661
Cash and cash equivalents
Beginning of year	256,416	314,085	55,424
End of year	$208,585	$256,416	$314,085
Supplemental disclosures
Cash paid for income taxes	$536	$356	$230
Cash paid for interest	184	150	466
Cash paid for amounts included in the measurement of lease liabilities	29,647	—	—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	3,968	4,158	3,150
Related party loans issued in connection with stock option exercises	$—	$13,827	$—
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
Direct Listing
On September 29, 2021, the Company completed a direct listing of its Class A common stock (the “Direct Listing”) on the New York Stock Exchange (“NYSE”). The Company incurred fees related to financial advisory services, audit, and legal expenses in connection with the Direct Listing of $28.3 million for the year ended December 31, 2021, which are recorded in selling, general, and administrative expenses.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the financial statements of Warby Parker Inc., and its wholly owned subsidiaries. The Company has consolidated certain entities meeting the definition of a variable interest entity (“VIE”) as the Company concluded that it is the primary beneficiary of the entities. The inclusion of these entities does not have a material impact on the consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The Company prepares its consolidated financial statements in conformity with U.S. GAAP. These principles require management to make certain estimates and assumptions during the preparation of its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying consolidated financial statements include, but are not limited to (i) the valuation of inventory, including the determination of the net realizable value, (ii) the useful lives and recoverability of long-lived assets, (iii) the determination of deferred income taxes, including related valuation allowances, and (iv) assumptions related to the valuation of common stock and determination of stock-based compensation.
Emerging Growth Company Status
Upon the completion of the Direct Listing, the Company elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act, which allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
Effective December 31, 2022, the Company no longer qualifies as an EGC due to becoming a “large accelerated filer” with an aggregate worldwide market value of its common stock held by non-affiliates exceeding $700.0 million measured as of the end of the second quarter of the 2022 fiscal year. As a result, the Company must comply with the adoption requirements of new or revised accounting pronouncements applicable to public companies beginning in the year ended December 31, 2022.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At December 31, 2022 and 2021, uninsured cash balances were approximately $207.0 million and $255.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 19%, 23%, and 23% of cost of goods sold for each of the years ended December 31, 2022, 2021, and 2020, respectively.
Interest Rate and Foreign Currency Risk
The Company’s cash and cash equivalents as of December 31, 2022 consisted of cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of the Company’s investment policy are liquidity and capital preservation. The Company does not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage its interest rate exposure.
The Company is exposed to changes in foreign currency rates as a result of its foreign operations and international suppliers from whom it purchases in Japanese yen and euros. Revenue and income generated by the Company’s operations in Canada as well as the Company’s cost of goods sold will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. The Company does not enter into currency hedges.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the consolidated balance sheets. At December 31, 2022 and 2021, the balance of cash and cash equivalents for these items was $11.1 million and $6.3 million, respectively.
Accounts Receivable, Net
The Company primarily sells directly to U.S. and Canadian consumers where payment is processed upon order approval or product shipment. In some instances, customers can utilize vision insurance benefits to cover the cost of their purchase. For these orders, the Company submits claims directly to the vision insurance carrier and receives reimbursement directly from the carrier. Accounts receivable primarily represents amounts due from insurance carriers. Receivables from customers and insurance carriers are typically collected within 30 days of the transaction and are included in accounts receivable, net on the consolidated balance sheets. The accounts receivable are net of an allowance for credit losses, which is established based on management’s best estimate of probable credit losses after considering several relevant factors such as counterparty creditworthiness, historical collections, receivable terms, and the size of the individual receivables when determining the reserve. The Company’s allowance for credit losses was $1.3 million and $0.5 million at December 31, 2022 and 2021, respectively.
Inventory
Inventory consists of approximately $16.1 million and $14.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of December 31, 2022 and 2021, respectively, and approximately $52.7 million and $43.0 million of component parts, including optical frames and prescription optical lenses, as of December 31, 2022 and 2021, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, a forecast of future demand, and the estimated timing of product retirements. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
inventory, includes estimates based on historical experience, and are adjusted based upon physical inventory counts. However, unforeseen adverse future economic and market conditions could result in actual results differing materially from estimates.
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

Asset Category	Depreciation Period
Computer equipment	3 years
Leasehold improvements	2 - 10 years (lesser of lease term and useful life of the asset)
Furniture and fixtures	7 years
Capitalized software	1 - 3 years
Equipment	5 - 7 years
Capitalized Software
The Company capitalizes as property and equipment certain qualified costs incurred in connection with the development of internal-use software. Capitalization of internal-use software begins when the preliminary project stage is completed, management with relevant authority authorizes and commits to funding the software project, and it is probable that the project will be completed and software will be used to perform the function intended. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years, beginning when the software is put into service. Capitalized software costs, net of accumulated amortization, totaled $11.3 million and $8.6 million as of December 31, 2022 and 2021, respectively.
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
Many of the Company’s leases contain TIA provisions, which represent contractual amounts receivable from a lessor for improvements to the leased property made by the Company which are determined to represent lease incentives. The Company considers the collection of TIAs to be reasonably certain, and includes them in the present value calculation when determining the lease liabilities for new leases. The benefit from a TIA is amortized through rent expense over the term of the related lease.
The amortization of ROU assets for an operating lease commences on the date at which control and possession of the property is obtained. Rent expense is calculated by recognizing total fixed minimum rental payments, net of any TIAs or other rental concessions, on a straight-line basis over the lease term. Some of the Company’s retail leases contain percent of sales rent or similar provisions, which is recognized as incurred as variable rent. Retail, optical laboratory, and distribution center rent expense is recognized as a component of cost of goods sold and all other rent expense is recognized as a component of selling, general, and administrative expenses.
Impairment of Long-Lived Assets and ROU Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is evaluated by a comparison of the carrying amount of an asset group to estimated

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as a component of selling, general, and administrative expenses in the amount by which the carrying amount exceeds the fair value of the asset group. The Company considers each store location to be its own asset group when evaluating for impairment.
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
The Company’s material financial instruments consists primarily of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses, which are measured at fair value using Level 1 inputs. The fair values of cash and cash equivalents, accounts receivable, net, accounts payable, and accrued expenses are approximately equal to their carrying values based on the short-term nature of these items.
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
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, and expedited shipping charges, which are charged to the customer, associated with these purchases. Revenue generated from services consists of both in-person eye exams and prescriptions issued through the Virtual Vision Test app. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2021 was recognized as revenue in the first quarter of 2022 and the Company expects substantially all of the deferred revenue at December 31, 2022 to be recognized as revenue in the first quarter of 2023.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt for an exchange or refund. An allowance is recorded within other current liabilities on the consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual returns and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.2 million and $1.8 million at December 31, 2022 and 2021, respectively, and is included in other current liabilities on the consolidated balance sheets.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
The following table disaggregates the Company’s revenue by product:

	Year Ended December 31,
	2022	2021	2020
Eyewear Products	$568,733	$522,959	$381,855
Services and Other	29,379	17,839	11,864
Total Revenue	$598,112	$540,798	$393,719
The following table disaggregates the Company’s revenue by channel:

	Year Ended December 31,
	2022	2021	2020
E-commerce	$233,956	$249,345	$237,377
Retail	364,156	291,453	156,342
Total Revenue	$598,112	$540,798	$393,719
Shipping and Handling Fees and Costs
The Company pays for shipping and handling costs which are generally not charged to the customer, except in the case of customer requested expedited shipments. These costs associated with shipping goods to customers are recorded as cost of goods sold. Shipping and handling fees billed to customers related to expedited shipments are recorded as revenue. Shipping and handling fees included in revenue were $4.1 million, $2.8 million, and $2.1 million in the years ended December 31, 2022, 2021, and 2020, respectively, while shipping and handling costs included in cost of goods sold were $22.1 million, $21.2 million, and $14.7 million in the years ended December 31, 2022, 2021, and 2020, respectively.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell finished products. Such costs include (i) product costs held at the lesser of cost and net realizable value, (ii) freight and import costs, (iii) optical laboratory costs, (iv) customer shipping, (v) occupancy and depreciation costs of retail stores, and (vi) employee-related costs associated with prescription services.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses primarily consists of employee-related costs including salaries, benefits, bonuses and stock-based compensation for corporate and retail employees, marketing, Home Try-On program costs, information technology, credit card processing fees, charitable donations, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives.
Advertising costs are expensed as incurred, and were approximately $76.9 million, $87.0 million, and $58.5 million in the years ended December 31, 2022, 2021, and 2020 respectively.
Cloud-Based Software Implementation Costs
The Company has entered into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within prepaid expenses and other current assets or other assets, depending on the long or short-term nature of such costs, in line with the Company's policy on the accounting for prepaid software hosting arrangements. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized cloud-based software implementation costs are amortized, beginning on the date the related software or module is ready for its intended use, on a straight-line basis over the remaining term of the hosting arrangement as a component of selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement.
As of December 31, 2022, the Company had $11.1 million of gross capitalized cloud-based software implementation costs and $0.3 million of related accumulated amortization, for a net balance of $10.8 million, made up of $2.6 million recorded within prepaid expenses and other current assets and $8.2 million recorded within other

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
assets on the consolidated balance sheet. During the year ended December 31, 2022, the Company incurred $0.3 million of amortization of capitalized cloud-based software implementation costs.
Stock-Based Compensation
Stock-based compensation is recorded as a component of both cost of goods sold and selling, general, and administrative expenses and follows the classification of the related employee. The Company recognizes compensation expense for stock-based awards based on the grant date fair value, on either (i) a straight-line basis for awards with only a service condition, or (ii) an accelerated attribution basis for awards with a performance condition, over the requisite service period of the awards, which is generally the vesting term of the outstanding stock awards. Compensation expense for awards with a performance condition is recognized when it is determined that it is probable that the vesting conditions will be satisfied.
The Company estimates the fair value of options and Employee Stock Purchase Plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes option-pricing model, which utilizes assumptions subject to management estimate. These assumptions include estimating the expected term, the estimated volatility of the Company’s common stock price over the expected term, the fair value of the Company’s stock, the risk-free interest rate, and the expected dividend yield. Changes in these assumptions can materially affect the estimate of fair value of stock-based awards. The Company accounts for forfeitures as they occur.
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
Stock Repurchase
The Company may repurchase common stock which may be held as treasury stock or retired at the time of repurchase. The terms and conditions of these repurchase agreements are subject to approval by the Company’s board of directors. See Note 6, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for a discussion of stock repurchase activity.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock did not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses attributable to common stockholders were not allocated to these participating securities when they were outstanding.
Payment in excess of the carrying value upon the redemption of redeemable convertible preferred stock is accounted for as a deemed dividend to the redeemable convertible preferred stockholder whereby the difference between the amount paid upon redemption and the carrying value of the redeemable convertible preferred stock is deducted from net loss to arrive at net loss available to common stockholders.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding during a given period.
The diluted net loss attributable to common stockholders is computed by giving effect to all dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. The Company uses the if-converted method for its redeemable convertible preferred stock which requires assuming that the conversion occurred as of the later of the beginning of the period or the original date of

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
issuance. During periods when there is a net loss attributable to common stockholders, potentially dilutive common stock equivalents are excluded as their effect is anti-dilutive. The Company uses the treasury stock method for its employee equity awards and ESPP purchase rights to determine if any incremental shares should be included in diluted net loss attributable to common stockholders. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive. The Company excludes contingently exercisable instruments and unvested employee awards when the vesting is contingent on a performance or market condition that is not met as of the evaluation date.
Restructuring Activities
In August 2022, the Company initiated and completed a restructuring plan to reduce the Company’s costs and drive long-term operational efficiencies that resulted in a reduction in workforce of 63 positions at the Company’s corporate offices. The Company incurred total cash charges for employee severance and related costs of $1.5 million during the year ended December 31, 2022 which were recognized as a component of selling, general, and administrative expenses.
Recently Issued Accounting Pronouncements
There are no recent accounting pronouncements that are anticipated to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Codification No. 2016-02, Leases (Topic 842) (“ASC 842”), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this standard, and related amendments, as of January 1, 2022, using a modified retrospective transition approach without adjusting the comparative periods presented.
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

	December 31, 2021	Impact of ASC 842 Adoption		January 1, 2022
Assets
Current assets	$327,980	$—		$327,980
Property and equipment, net	112,195	—		112,195
Right-of-use lease assets	—	109,374	(1)	109,374
Other assets	471	—		471
Total assets	$440,646	$109,374		$550,020

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,890	$—		$30,890
Accrued expenses	60,840	—		60,840
Deferred revenue	22,073	—		22,073
Current lease liabilities	—	14,710	(2)	14,710
Other current liabilities	4,301	(2,484)	(3)	1,817
Total current liabilities	118,104	12,226		130,330

Deferred rent	36,544	(36,544)	(3)	—
Non-current lease liabilities	—	131,492	(2)	131,492
Other liabilities	—	2,200	(4)	2,200
Total liabilities	154,648	109,374		264,022
Stockholders' equity	285,998	—		285,998
Total liabilities and stockholders' equity	$440,646	$109,374		$550,020
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2022	2021
Leasehold improvements	$139,421	$110,948
Computers and equipment	31,928	23,084
Furniture and fixtures	23,849	17,473
Capitalized software	18,876	13,389
Construction in process	12,924	10,992
	226,998	175,886
Less: accumulated depreciation and amortization	(88,370)	(63,691)
Property and equipment, net	$138,628	$112,195
Expenses associated with property and equipment consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$20,685	$15,589	$12,921
Selling, general, and administrative expenses	11,179	6,054	4,842
Total depreciation and amortization expense	$31,864	$21,643	$17,763

Asset impairment charges	$1,647	$317	$614
Asset impairment charges in the years ended December 31, 2022, 2021, and 2020 primarily related to the write-off of capitalized software no longer being used as well as write-offs of assets in connection with retail store closures.
4. Accrued Expenses
Accrued expenses consists of the following:

	December 31,
	2022	2021
Payroll related costs	$11,149	$11,851
Marketing expenses	8,353	12,061
Unvested early exercised stock options	7,784	14,396
Charitable contribution	6,001	5,639
Optical laboratory and product costs	4,547	5,325
Freight and fulfillment	4,744	1,051
Professional services	4,494	2,047
Other accrued expenses	11,150	8,470
Total accrued expenses	$58,222	$60,840

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
5. Income Taxes
Loss before income taxes consists of the following:

	December 31,
	2022	2021	2020
United States	$(110,407)	$(144,388)	$(56,016)
Foreign	511	380	287
Loss before income taxes	$(109,896)	$(144,008)	$(55,729)
The provision for income taxes consists of the following:

	December 31,
	2022	2021	2020
Current
Federal	$(1)	$5	$4
State	175	156	107
Foreign	51	272	117
Deferred
Federal	—	—	—
Foreign	272	(170)	(38)
Total provision for income taxes	$497	$263	$190
The Company recorded a total provision for income taxes of $0.5 million, $0.3 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020 respectively.
A summary reconciliation of the effective tax rate is as follows:

	December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Non-deductible stock-based compensation	(13.5)	(5.0)	(12.0)
Change in valuation allowance	(3.6)	(16.0)	(7.0)
Deferred tax and other adjustments	(4.4)	—	(2.0)
Effective tax rate	(0.5)%	—%	—%

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Deferred income taxes, included in other assets on the consolidated balance sheets, reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Inventory	$3,953	$5,686
Deferred rent	—	10,687
Charitable contribution carryforward	9,055	7,685
Stock-based compensation	4,533	2,415
Net operating loss carryforward	55,176	51,386
Lease liabilities	46,232	—
Other	5,669	4,769
Total deferred tax assets	124,618	82,628

Valuation allowance	(70,823)	(66,860)
Net deferred tax assets	53,795	15,768

Deferred tax liabilities:
Property and equipment, net	(20,236)	(15,495)
Right-of-use lease assets	(33,559)	—
Total deferred tax liabilities	(53,795)	(15,495)
Deferred tax assets, net	$—	$273
The change reflected in the deferred tax liabilities in the prior period was made to conform to the current period presentation. The property and equipment balance for 2021 increased by $7.3 million to include the lease incentives balance, as these items are interrelated and will be presented together going forward.
As of December 31, 2022, the Company had a net operating loss carryforward (“NOL”) of $370.2 million which represents the impact of current and historic operating losses available to reduce future income taxes. The NOL for federal income tax purposes of $219.3 million and state income tax purposes of $150.9 million will begin to expire at various points beginning in 2031, however, $128.0 million of the federal NOL is available for indefinite use.
As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $70.8 million and $66.9 million, respectively, against its net deferred tax assets because it cannot be reasonably assured that deductible temporary differences and NOLs can be realized through future taxable income due to the Company’s history of losses. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and assess the valuation allowance accordingly.
As of December 31, 2022 and 2021, there were no uncertain tax positions. As of December 31, 2022 and 2021, the Company was subject to federal, state, and provincial income taxes in the United States and Canada. The Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2019. It is the Company’s policy to record interest and penalties as a component of income tax expense. No interest or penalties were recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2022, 2021, or 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
certain income tax provisions. In connection with the CARES Act, the Company deferred $4.4 million of employer social security payroll taxes in 2020 which was repaid equally in 2021 and 2022.
In 2022, the Company calculated the impact of the mandatory capitalization and amortization of research and development expenses, as required by the Tax Act. In previous years the Company was able to immediately deduct these expenses, covered under Section 174 of the Internal Revenue Code. The December 31, 2022 effective tax rate includes the impact of the mandatory capitalization requirement, and this change did not have a material impact on the Company’s effective tax rate or cash tax liabilities.
As a result of the Tax Act, the Company's undistributed foreign earnings through 2017 were deemed to have been repatriated to the United States. The Company's intent is to indefinitely reinvest its foreign earnings generated outside of the United States starting in 2018. The Company's non-U.S. subsidiary will use any cash generated to finance foreign operations. If the Company decides at a later date to repatriate these earnings, the Company could be subject to additional income taxes. The income taxes applicable to such earnings and other outside basis differences are not readily determinable or practicable to calculate.
6. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common Stock
As of both December 31, 2022 and 2021, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Common stock is not redeemable at the option of the holder.
Voting Rights
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
Dividends
The holders of Class A, B, and C common stock shall be entitled to receive dividends in any fiscal year, when, as, and if declared by the board of directors, out of any assets at the time legally available therefore, with the holders of common stock and and any then outstanding preferred stock sharing on a pari passu basis in such dividends. Through December 31, 2022, no dividends have been declared.
Liquidation
Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them, subject to the preferential rights of any then outstanding preferred stock.
Conversion of Class B Common Stock
A total of 67,096 and 3,178,534 shares of Class B common stock were converted to Class A common stock during the years ended December 31, 2022 and 2021, respectively.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Outstanding Shares
As of December 31, 2022, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	96,115,202	19,223,572	—
Employee stock options – outstanding	1,077,702	1,887,442	—
Restricted stock units – outstanding	1,924,185	1,978,876	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	19,496,758	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,487,578	—	—
Total common stock – outstanding or issuable	146,101,425	27,487,578	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	603,898,575	122,512,422	150,000,000
Redeemable Convertible Preferred Stock
As of December 31, 2022, 50,000,000 preferred shares were authorized and no shares were outstanding.
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
The stock was considered constructively retired when repurchased. For the redeemable convertible preferred stock, the $5.0 million excess of repurchase price over carrying value was recorded to accumulated deficit on the consolidated balance sheet. For the common stock, the excess of repurchase price over par value of $1.6 million was recorded to accumulated deficit on the consolidated balance sheet.
In May 2021, the Company and Addition Two, L.P., a related party investor, commenced a cash tender offer which was completed in June 2021. The Company authorized the repurchase up to $100 million in shares of common stock, including those issuable upon exercise of stock options, the vesting and settlement of RSUs, and redeemable convertible preferred stock, for a price of $24.5306 per share. The Company waived the performance based vesting condition for current and former employees who elected to tender RSUs for which the service-based vesting condition was satisfied. The Company and Addition Two, L.P. each purchased half of the shares tendered.

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
Addition Two, L.P. purchased 838,267 of the shares tendered for $20.6 million. The Company purchased 838,267 of the shares tendered for $20.6 million and the board of directors approved the immediate retirement of all shares purchased by the Company. The Company received $0.7 million related to the cost to exercise options tendered and $2.5 million related to income taxes withheld from employees and remitted to tax authorities. These items were included in “Tender offer repurchase and share retirement” on the consolidated statement of changes in redeemable convertible preferred stock and stockholders’ equity (deficit).
During the year ended December 31, 2022, the Company did not repurchase stock.
Stock Donations
In August 2021 the Company issued 178,572 shares of Series A common stock to Warby Parker Impact Foundation (“WPIF”), a 501(c)(3) nonprofit organization. In May 2022 the company issued 178,572 shares of Class A common stock to WPIF, and in November 2022 the Company issued 34,528 shares of Class A common stock to third-party charitable donor advised funds. The Company recognized $3.8 million and $7.8 million of charitable expense during the years ended December 31, 2022 and 2021, respectively, representing the fair value of the shares on the date they were issued, which is recorded as a component of selling, general, and administrative expenses. Three of the Company’s directors serve on the board of directors of WPIF.
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
In January 2022, the board of directors approved an annual increase of 5,735,463 shares to the shares authorized for issuance under the 2021 Plan, and 16,323,025 shares remained available for future issuance pursuant to new awards as of December 31, 2022.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided,

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
however, no more than 16,614,772 shares of common stock may be issued under the ESPP. In January 2022, the board of directors approved an annual increase of 1,147,092 shares to the ESPP, bringing the total to 3,362,395 shares authorized as of December 31, 2022. There were 3,173,733 shares available for future issuance pursuant to ESPP purchases as of December 31, 2022.
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
During the years ended December 31, 2022 and 2021, 188,662 and zero shares were purchased under the ESPP, respectively. During the years ended December 31, 2022 and 2021, the Company recognized $2.9 million and $0.4 million of stock-based compensation expense in connection with the ESPP, respectively, and withheld $2.7 million and $0.8 million of contributions from employees, respectively. As of December 31, 2022, total unrecognized compensation costs associated with the ESPP was $3.4 million and is expected to be amortized over a weighted average period of 0.8 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$880	$997	$1
Selling, general, and administrative expenses	97,152	106,151	44,912
Total stock-based compensation expense	$98,032	$107,148	$44,913
Stock-based compensation expense for the year ended December 31, 2022 includes $73.0 million related to the 2021 Founders Grant, as described below and $17.6 million in connection with the vesting of RSUs.
Stock-based compensation expense for the year ended December 31, 2021 includes $52.1 million related to the 2021 Founders Grant, as described below, $25.3 million in connection with RSUs with a performance-based vesting condition that was satisfied by the Company’s Direct Listing, and $9.2 million related to the tender offer.
Stock Options
The fair value for stock options and ESPP purchase rights granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No stock options or ESPP purchase rights were granted in 2020.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)

The following range of assumptions was used for stock options and ESPP purchase rights granted:

	2022	2021
Stock options
Risk-free interest rates	n/a	0.1% - 0.6%
Expected dividend yield	n/a	—
Expected term	n/a	0.25 - 6.25 years
Volatility	n/a	60%
ESPP purchase rights
Risk-free interest rates	1.5% - 4.6%	0.1% - 0.5%
Expected dividend yield	—	—
Expected term	0.5 - 2.0 years	0.5 - 2.0 years
Volatility	53% - 60%	55%
The risk-free interest rates were estimated based on the yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with terms consistent with the expected term of the option awards. The expected dividend yield is zero as the Company has never declared or paid cash dividends and do not have plans to do so in the foreseeable future. The expected term for ESPP purchase rights is the actual purchase periods and for stock options is calculated using the simplified method using the vesting term and the contractual term of the options, as the Company's historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term. Stock options expire ten years from the date of the grant. The volatility rate is determined based on an analysis of the Company’s and comparable public company historical volatilities adjusted based on the Company’s stage of development.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2021	3,623,377	$8.03	5.7	$136,824
Options granted	—	—
Options exercised	(628,955)	11.36
Options forfeited	(29,278)	17.21
Balance at December 31, 2022	2,965,144	$7.23	4.5	$21,243

Exercisable as of December 31, 2022	2,965,144	$7.23	4.5	$21,243
Vested as of December 31, 2022	2,332,598	4.59	3.6
Unvested as of December 31, 2022	632,546	$17.00	7.9
The total value of unrecognized stock compensation expense related to options granted under the Plans was $5.6 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1.0 years.
Additional information about stock options is as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value of options granted during the year	n/a	$24.75	n/a
Total fair value of options that vested during the year	$187	$11,868	$11,328
Aggregate intrinsic value of options exercised during the year	$7,728	$167,387	$17,835
In August 2021, the board of directors approved a grant of 387,277 fully vested short-term options to purchase 40,766 of Series A common stock and 346,511 of Series B common stock, to certain directors and employees. The options had an exercise price of $24.53 per share and expired 90 days after the grant date. The Company recognized $6.8 million of stock-based compensation on the date of grant which represents the grant date fair value, as measured by the Black-Scholes model. The Company received $10.0 million in cash in connection with the exercise of these options during 2021.
Restricted Stock and Performance Stock Units
A summary of RSU activity for the year ended December 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	3,527,167	$33.38
Granted	1,161,140	16.71
Forfeited	(305,576)	32.75
Released	(684,382)	25.70
Vested and not yet released	(383,929)	34.41
Unvested as of December 31, 2022	3,314,420	$29.06
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $56.4 million and $47.8 million as of December 31, 2022, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 0.8 years, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Additional information about RSUs is as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value of RSUs granted during the year	$16.71	$35.61	$14.15
Total fair value of RSUs that vested during the year	$11,746	$61,728	n/a
Aggregate intrinsic value of RSUs released during the year	$12,098	$59,100	n/a
In June 2021, the Company granted 4,397,688 PSUs and 1,884,724 RSUs to the co-CEOs, in the aggregate, under the 2019 Plan (the “Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s Direct listing in September 2021, and (ii) the price of the Company’s Class A common stock reaches stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the co-CEOs continued employment with the Company through the applicable vesting date. If the PSUs vest, the Company will deliver one share of Class B common stock for each PSU on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
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
Shares underlying vested PSUs and RSUs will be issued to the co-CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes. Any PSUs subject to the award that have not vested by the tenth anniversary of the grant date will be forfeited.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Much of the RSUs outstanding as of December 31, 2022 vest upon the satisfaction of both a service and a performance condition. Prior to the Direct Listing, the Company had concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to the Direct Listing, the Company had not recorded stock-based compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the tender offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after the Direct Listing only contain a service condition and are recognized on a straight-line basis over the vesting period.
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
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of December 31, 2022, the total lease terms of the various leases range from 3 to 18 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term. The Company’s finance leases are immaterial.
The following table presents the assets and liabilities related to the Company’s leases:

December 31, 2022
Lease assets:
Right-of-use assets	$127,014
Total lease assets	127,014

Lease liabilities:
Current lease liabilities	22,546
Non-current lease liabilities	150,832
Total lease liabilities	$173,378
The following table details the Company’s net lease expense:

Year Ended December 31, 2022
Operating lease expense	$25,817
Variable lease expense(1)	3,498
Net lease expense	$29,315
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2023	$29,602
2024	38,820
2025	31,238
2026	29,504
2027	26,115
Thereafter	45,948
Total undiscounted lease cash flows	201,227
Impact of discounting	27,849
Present value of lease payments	$173,378
(1) The year 2023 includes $8.3 million of expected cash inflows from TIAs. Operating lease payments exclude $4.2 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

December 31, 2022
Weighted average remaining lease term (years)	6.0
Weighted average discount rate	4.2%
9. Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan covering substantially all employees based on plan defined age and service requirements. The Company provides discretionary employer-provided matching contributions based on a percentage of employee contributions. Costs are accrued and funded on a current basis. Total expense charged to the consolidated statements of operations and comprehensive (loss) income for the plan was $3.4 million, $2.8 million, and $2.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
10. Commitments and Contingencies
Rent expense for the Company’s operating leases prior to the adoption of ASC 842 consists of the following:

	2021	2020
Minimum rent	$23,976	$21,340
Contingent rent	1,542	557
Total rent expense	$25,518	$21,897
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
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”), entered into a Credit Agreement with Comerica Bank and the lenders from time to time party

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
thereto (the “2022 Credit Facility”), which replaced the 2013 Credit Facility. The 2022 Credit Facility consists of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility includes an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2022 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2022 Credit Facility at any time, in whole or in part, without penalty.
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
Other than letters of credit of $4.2 million and $4.0 million as of December 31, 2022 and 2021, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or the 2013 Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of December 31, 2022, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
11. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders for the years presented is as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator
Net loss	$(110,393)	$(144,271)	$(55,919)
Less: deemed dividend upon redemption of redeemable convertible preferred stock	—	(13,137)	—
Net loss attributable to common stockholders - basic and diluted	$(110,393)	$(157,408)	$(55,919)
Denominator
Weighted average shares, basic and diluted	114,942,019	71,249,257	53,033,936
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(2.21)	$(1.05)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	42,769,248
Stock options to purchase common stock	2,965,144	3,623,377	9,119,561
Unvested restricted stock units	3,314,420	3,527,167	1,472,911
Unvested performance stock units	4,397,688	4,397,688	—
ESPP purchase rights	410,403	203,095	—
Warrants to purchase Series B redeemable convertible preferred stock	—	—	21,745
12. Related-Party Transactions
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
The loans had a balance of $2.5 million and $3.1 million at December 31, 2022 and 2021, respectively. No loans are outstanding with any of our executive officers.
During the year ended December 31, 2022, $0.5 million of employee loans were settled through a share surrender, $0.1 million of employee loans were repaid, and the outstanding loan balance increased by an immaterial amount due to interest. No new promissory notes were issued during the year ended December 31, 2022.
During the year ended December 31, 2021, $31.6 million of employee loans were repaid and the outstanding loan balance increased by $0.3 million due to interest. The Company extended $13.8 million of loans to executives during the year ended December 31, 2021.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
During the year ended December 31, 2020, $0.9 million of employee loans were repaid and the outstanding loan balance increased by $0.4 million due to interest. No new promissory notes were issued during the year ended December 31, 2020.
Certain related party employees were parties to secondary transactions executed in August 2020, see Note 7, Stock-Based Compensation, for further discussion.
13. Subsequent Events
Lease Obligations
Subsequent to December 31, 2022, the Company entered into 4 operating lease agreements for retail space in the U.S., with terms ranging from 7 to 8 years. Total commitments under the new agreements are approximately $2.6 million, payable over the terms of the related agreements.
Equity Awards
In January and February 2023, the board of directors approved grants of 1,173,132 RSUs for Class A common stock to employees under the 2021 Plan. The total grant date fair value of these awards was $16.4 million and will be recognized as stock-based compensation, net of forfeitures as incurred, over approximately four years.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 because of the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
Management identified two material weaknesses related to (i) information technology general controls, in the areas of user access and program change management, over our key accounting, reporting, and proprietary systems and (ii) certain process, application and management review controls within our financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and perform the review of manual journal entries. We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy our accounting and financial reporting requirements.
Remediation Measures
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. We have made progress in the following areas, among others, during 2022:
•development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system;
•selected an enterprise resource planning system, hired an implementation partner, and are in the process of implementation which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties, and permit controls around the review of manual journal entries;
•implementation of additional review controls and processes, documentation of completeness and accuracy of data and information used in controls, and requiring timely account reconciliations and analyses;
•implementation of processes and controls to better identify and manage segregation of duties; and
•continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities.

Despite this progress, we will not be able to fully remediate these material weaknesses until all of these steps have been completed and have been operating effectively for a sufficient period of time. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing these remediation efforts; however, these remediation efforts will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources. Therefore, in connection with the audit of our 2022 consolidated financial statements, management, and our independent registered public accounting firm, concluded that there remains material weaknesses related to the accounting and proprietary systems used in our financial reporting process as of December 31, 2022.
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
Changes in internal control over financial reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Code of Conduct
We have adopted a written code of conduct (the “Code of Conduct”), which applies to all of our directors, officers, and employees, including our principal executive officers and our principal financial and accounting officer. Our Code of Conduct is available on our website, www.warbyparker.com, under “Governance” in the “Investors” section. In addition, we intend to post on our website all disclosures that are required by law or New York Stock Exchange rules concerning any amendments to, or waivers from, any provision of our Code of Conduct. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
Information on principal accountant fees and services is incorporated herein by reference from our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
4.3	Eighth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 12, 2020	S-1	333-259035	4.2	8/24/2021
4.4	Description of Securities	10-K	001-40825	4.3	3/18/2022
10.1	Credit Agreement, dated as of September 30, 2022, by and among Warby Parker Inc., Warby Parker Retail, Inc., the lenders from time to time party thereto and Comerica Bank as Administrative Agent, Sole Lead Arranger and Sole Bookrunner.	8-K	001-40825	10.1	10/4/2022
10.2†	Warby Parker Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-259035	10.2	8/24/2021
10.3†	Warby Parker Inc. Amended and Restated 2011 Stock Plan and related form agreements	S-1	333-259035	10.3	8/24/2021
10.4†	Warby Parker Inc. 2012 Milestone Stock Plan and related form agreements	S-1	333-259035	10.4	8/24/2021
10.5†	Warby Parker Inc. 2019 Founder Stock Plan and related form agreements	S-1	333-259035	10.5	8/24/2021
10.6†	Warby Parker Inc. 2021 Incentive Award Plan and related form agreements	S-1/A	333-259035	10.6	9/9/2021
10.7†	Warby Parker Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-259035	10.7	9/9/2021
10.8†	Warby Parker Inc. Amended and Restated Non-Employee Director Compensation Program	10-K	001-40825	10.8	3/18/2022
10.9†	Employment Offer Letter, by and between the Registrant and Steven Miller, dated October 7, 2011	S-1/A	333-259035	10.9	9/9/2021

10.10†	Form of Indemnification Agreement between Warby Parker Inc. and each of its directors executive officers	S-1/A	333-259035	10.10	9/9/2021
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
__________________
*Filed herewith.
**       Furnished herewith.
† Indicates management contract or compensatory plan.
# Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy of any of the omitted annexes, schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2023

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blumenthal	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 28, 2023
Neil Blumenthal

/s/ Dave Gilboa	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 28, 2023
Dave Gilboa

/s/ Steve Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Steve Miller

/s/ Andrew Hunt	Director	February 28, 2023
Andrew Hunt

/s/ Jeffrey Raider	Director	February 28, 2023
Jeffrey Raider

/s/ Teresa Briggs	Director	February 28, 2023
Teresa Briggs

/s/ Joel Cutler	Director	February 28, 2023
Joel Cutler

/s/ Youngme Moon	Director	February 28, 2023
Youngme Moon

/s/ Gabrielle Sulzberger	Director	February 28, 2023
Gabrielle Sulzberger

/s/ Ronald A. Williams	Director	February 28, 2023
Ronald A. Williams