Form 10-Q
period 2023-03-31
Warby Parker Inc.
filed 2023-05-09
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2023, there were approximately 96,434,651 shares of the registrant's Class A common stock, and 19,699,028 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; increases in component and shipping costs and changes in supply chain; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to engage our existing customers and obtain new customers; planned new retail stores in 2023 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation and government instability; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; a resurgence of COVID-19 or the spread of new infectious diseases; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$204,261	$208,585
Accounts receivable, net	962	1,435
Inventory	64,411	68,848
Prepaid expenses and other current assets	14,927	15,700
Total current assets	284,561	294,568

Property and equipment, net	140,476	138,628
Right-of-use lease assets	123,278	127,014
Other assets	9,566	8,497
Total assets	$557,881	$568,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,958	$20,791
Accrued expenses	47,996	58,222
Deferred revenue	18,886	25,628
Current lease liabilities	21,710	22,546
Other current liabilities	2,489	2,370
Total current liabilities	111,039	129,557

Non-current lease liabilities	148,922	150,832
Other liabilities	1,574	1,672
Total liabilities	261,535	282,061
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at March 31, 2023 and December 31, 2022, 96,282,522 and 96,115,202 issued and outstanding at March 31, 2023 and December 31, 2022, respectively; Class B: 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, 19,318,298 and 19,223,572 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	912,110	890,915
Accumulated deficit	(614,446)	(603,634)
Accumulated other comprehensive loss	(1,330)	(647)
Total stockholders’ equity	296,346	286,646
Total liabilities and stockholders’ equity	$557,881	$568,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$171,968	$153,218
Cost of goods sold	77,177	63,572
Gross profit	94,791	89,646

Selling, general, and administrative expenses	107,221	123,386
Loss from operations	(12,430)	(33,740)

Interest and other loss, net	1,879	146

Loss before income taxes	(10,551)	(33,594)
Provision for income taxes	261	539
Net loss	$(10,812)	$(34,133)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.30)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	116,159,428	114,103,766

Other comprehensive loss
Foreign currency translation adjustment	$(683)	$8
Total comprehensive loss	$(11,495)	$(34,125)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)
Three Months Ended March 31, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	109	—	1,415	—	—	1,415
Restricted stock unit releases	153	—	—	—	—	—
Stock-based compensation	—	—	19,780	—	—	19,780
Other comprehensive loss	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance as of March 31, 2023	115,601	$12	$912,110	$(1,330)	$(614,446)	$296,346
Three Months Ended March 31, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	113,621	11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	201	—	1,866	—	—	1,866
Restricted stock unit releases	147	—	—	—	—	—
Stock-based compensation	—	—	27,144	—	—	27,144
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(34,133)	(34,133)
Balance as of March 31, 2022	113,969	$11	$808,222	$24	$(527,374)	$280,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(10,812)	$(34,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,140	6,910
Stock-based compensation	19,780	27,144
Asset impairment charges	395	227
Amortization of cloud-based software implementation costs	363	—
Change in operating assets and liabilities:
Accounts receivable, net	473	163
Inventory	4,442	(7,147)
Prepaid expenses and other assets	(657)	(4,316)
Accounts payable	(921)	751
Accrued expenses	(7,826)	(2,158)
Deferred revenue	(6,744)	(2,654)
Other current liabilities	119	129
Right-of-use lease assets and current and non-current lease liabilities	988	2,571
Other liabilities	(97)	2,217
Net cash provided by (used in) operating activities	8,643	(10,296)
Cash flows from investing activities
Purchases of property and equipment	(12,385)	(16,060)
Net cash used in investing activities	(12,385)	(16,060)
Cash flows from financing activities
Proceeds from stock option exercises	81	180
Net cash provided by financing activities	81	180
Effect of exchange rates on cash	(662)	84
Net decrease in cash and cash equivalents	(4,323)	(26,092)
Cash and cash equivalents, beginning of period	208,585	256,416
Cash and cash equivalents, end of period	$204,262	$230,324
Supplemental disclosures
Cash paid for income taxes	$97	$34
Cash paid for interest	50	35
Cash paid for amounts included in the measurement of lease liabilities	10,849	6,941
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,957	$4,241
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the related notes. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the three months ended March 31, 2023 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the related notes, except for the adoption of new accounting pronouncements as noted under the heading Recently Adopted Accounting Pronouncements below. Certain prior period amounts were reclassified to conform to the current period presentation. These changes had no impact on the condensed consolidated financial statements for any period.
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At March 31, 2023 and December 31, 2022, uninsured cash balances were approximately $202.8 million and $207.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions. During the first quarter of 2023, the Company opened accounts with additional financial institutions to diversify its cash holdings.
The Company’s top five inventory suppliers accounted for approximately 19% and 23% of cost of goods sold for the three months ended March 31, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At March 31, 2023 and December 31, 2022, the balance of receivables from credit card issuers included within cash and cash equivalents was $3.7 million and $11.1 million, respectively.
Inventory
Inventory consists of approximately $15.4 million and $16.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of March 31, 2023 and December 31, 2022, respectively, and approximately $49.0 million and $52.7 million of component parts, including optical frames and prescription optical lenses, as of March 31, 2023 and December 31, 2022, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
As of March 31, 2023, the Company had $13.8 million of gross capitalized cloud-based software implementation costs and $0.6 million of related accumulated amortization, for a net balance of $13.2 million, made up of $3.9 million recorded within prepaid expenses and other current assets and $9.3 million recorded within other assets on the condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company incurred $0.4 million of amortization of capitalized cloud-based software implementation costs.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2022 was recognized as revenue in the first quarter of 2023 and the Company expects substantially all of the deferred revenue at March 31, 2023 to be recognized as revenue in the second quarter of 2023.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.3 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
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
The following table disaggregates the Company’s revenue by product:

	Three Months Ended March 31,
	2023	2022
Eyewear products	$162,347	$147,318
Services and other	9,621	5,900
Total Revenue	$171,968	$153,218
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended March 31,
	2023	2022
E-commerce	$61,751	$67,005
Retail	110,217	86,213
Total Revenue	$171,968	$153,218
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
Recent Accounting Pronouncements
The Company has not adopted nor are there any recently issued accounting pronouncements that had or are anticipated to have a material impact on the Company’s condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Leasehold improvements	$142,658	$139,421
Computers and equipment	33,116	31,928
Furniture and fixtures	24,958	23,849
Capitalized software	19,611	18,876
Construction in process	15,072	12,924
	235,415	226,998
Less: accumulated depreciation and amortization	(94,939)	(88,370)
Property and equipment, net	$140,476	$138,628
Expenses associated with property and equipment consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$6,029	$4,647
Selling, general, and administrative expenses	3,111	2,263
Total depreciation and amortization expense	$9,140	$6,910

Asset impairment charges	$395	$227
Asset impairment charges for the three months ended March 31, 2023 and 2022 primarily related to the write-off of assets in connection with retail store closures.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
4. Accrued Expenses
Accrued expenses consists of the following:

	March 31, 2023	December 31, 2022
Optical laboratory and product costs	$8,786	$4,547
Marketing	7,187	8,353
Unvested early exercised stock options	6,452	7,784
Payroll related	6,437	11,149
Charitable contributions	5,294	6,001
Professional services	3,813	4,494
Retail related	3,248	4,121
Other accrued expenses	6,779	11,773
Total accrued expenses	$47,996	$58,222

5. Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended March 31,
	2023	2022
Income tax expense	$261	$539
Effective tax rate	(2.5)%	(1.6)%
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2023 and 2022 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of March 31, 2023, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
As of March 31, 2023, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	96,282,522	19,318,298	—
Employee stock options – outstanding	1,054,324	1,802,248	—
Restricted stock units – outstanding	2,901,351	1,956,310	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	25,309,009	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,474,544	—	—
Total common stock – outstanding or issuable	153,021,750	27,474,544	—
Shares authorized	750,000,000	150,000,000	150,000,000
Common stock authorized and available for future issuance	596,978,250	122,525,456	150,000,000
Preferred Stock
As of March 31, 2023, 50,000,000 preferred shares were authorized and no shares were outstanding.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021, and the Company no longer grants equity awards under any prior equity plan. Upon the 2021 Plan becoming effective, there were 11,076,515 shares of Class A common stock authorized under the 2021 Plan, and the remaining shares available for issuance under the 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, and 2019 Founder Stock Plan (collectively, the “Prior Plans” and, collectively with the 2021 Plan, the “Plans”) were also made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares. In January 2022, the board of directors approved an annual increase of 5,735,463 shares to the shares authorized for issuance under the 2021 Plan, and at December 31, 2022, 16,323,025 shares of Class A common stock remained available for future issuance pursuant to new awards under the 2021 Plan.
In January 2023, the board of directors approved an annual increase of 5,766,938 shares to the shares authorized for issuance under the 2021 Plan, and 20,981,889 shares remained available for future issuance pursuant to new awards as of March 31, 2023.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP. In January 2022 and 2023, the board of directors approved an

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
annual increase of 1,147,092 and 1,153,387 shares, respectively, to the ESPP, and 4,327,120 shares remained available for future issuance pursuant to ESPP purchases as of March 31, 2023.
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
During both the three months ended March 31, 2023 and 2022, zero shares were purchased under the ESPP. During the three months ended March 31, 2023 and 2022, the Company recognized $0.6 million and $0.5 million of stock-based compensation expense in connection with the ESPP, respectively, and withheld $0.6 million and $1.0 million of contributions from employees, respectively. As of March 31, 2023, total unrecognized compensation costs associated with the ESPP was $2.4 million and is expected to be amortized over a weighted average period of 0.6 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$194	$226
Selling, general, and administrative expenses	19,586	26,918
Total stock-based compensation expense	$19,780	$27,144
Stock-based compensation expense for the three months ended March 31, 2023 includes $13.8 million related to the 2021 Founders Grant, as described below, and $4.6 million in connection with RSUs. Stock-based compensation expense for the three months ended March 31, 2022 includes $20.1 million related to the 2021 Founders Grant, and $5.3 million in connection with RSUs.
Stock Options
The fair value for stock options and ESPP purchase rights granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No options or ESPP purchase rights were granted during the three months ended March 31, 2023 and 2022.
Because the Company’s common stock was not yet publicly traded when the options currently outstanding were granted, the Company estimated the fair value of common stock. The board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as a qualified public offering or sale of the Company, given prevailing market conditions; and (vii) contemporaneous transactions involving the Company’s common shares. The board of directors utilized third-party valuations which were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2022	2,965,144	$7.23	4.5	$21,243
Options granted	—	—
Options exercised	(108,572)	13.03		191
Options forfeited	—	—
Balance at March 31, 2023	2,856,572	$7.01	4.2	$14,886

Exercisable as of March 31, 2023	2,856,572	$7.01	4.2	$14,886
Vested as of March 31, 2023	2,336,998	4.73	3.5
Unvested as of March 31, 2023	519,574	$17.25	7.8
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $4.8 million as of March 31, 2023, and is expected to be recognized over 0.8 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the three months ended March 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	3,314,420	$29.06
Granted	1,208,689	13.91
Forfeited	(100,615)	24.25
Released	(153,474)	25.23
Vested and not yet released	(133,256)	32.50
Unvested as of March 31, 2023	4,135,764	$24.78
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $62.6 million and $37.8 million as of March 31, 2023, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 0.8 years, respectively. No PSUs were granted, forfeited, released or vested during the three months ended March 31, 2023.
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
RSUs granted prior to the Company’s direct listing vest upon the satisfaction of both a service and a performance condition. Prior to its direct listing, the Company had concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Upon its direct listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after its direct listing only contain a service condition and are recognized on a straight line basis over the vesting period.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of March 31, 2023, the total lease terms of the various leases range from 3 to 18 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term. The Company’s finance leases are immaterial.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table presents the assets and liabilities related to the Company’s leases:

	March 31, 2023	December 31, 2022
Lease assets:
Right-of-use assets	$123,278	$127,014
Total lease assets	123,278	127,014

Lease liabilities:
Current lease liabilities	21,710	22,546
Non-current lease liabilities	148,922	150,832
Total lease liabilities	$170,632	$173,378
The following table details the Company’s net lease expense:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$7,436	$6,013
Variable lease expense(1)	743	938
Net lease expense	$8,179	$6,951
(1) Variable lease expense primarily consists of contingent rent.

The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2023	$20,998
2024	37,099
2025	32,337
2026	30,724
2027	27,431
Thereafter	50,154
Future minimum lease payments	198,743
Impact of discounting	28,111
Present value of lease payments	$170,632
(1) The year 2023 and 2024 includes $7.2 million and $2.4 million, respectively, of expected cash inflows from TIAs. Operating lease payments exclude $7.5 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following table presents other relevant lease information:

March 31, 2023
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	4.5%

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
9. Commitments and Contingencies
2013 Credit Facility
In August 2013, the Company entered into a Loan and Security Agreement with Comerica Bank (as amended, the “2013 Credit Facility”), which consisted of a revolving credit line of up to $50.0 million with a sub-limit of $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bore interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate, with no additional margin. The Company was charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings were less than $15.0 million. The 2013 Credit Facility was replaced by the 2022 Credit Facility (as defined below).
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc., (together, the "Borrowers") entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the "2022 Credit Facility"), which replaced the 2013 Credit Facility. The 2022 Credit Facility consists of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility includes an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2022 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2022 Credit Facility at any time, in whole or in part, without penalty.
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
Other than letters of credit outstanding of $4.2 million as of both March 31, 2023 and December 31, 2022, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
As of March 31, 2023, the Company is not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders - basic and diluted	$(10,812)	$(34,133)
Denominator
Weighted average shares, basic and diluted	116,159,428	114,103,766
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.30)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	2,856,572	3,423,813
Unvested restricted stock units	4,135,764	3,265,465
Unvested performance stock units	4,397,688	4,397,688
ESPP purchase rights	376,493	177,113
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
The loans are held by current and former employees and had a balance of $2.5 million at both March 31, 2023 and December 31, 2022. No loans are outstanding with any of our executive officers.
During both the three months ended March 31, 2023 and 2022, the outstanding loan balance increased by an immaterial amount due to interest. No new promissory notes were issued during the three months ended March 31, 2023 and 2022.
12. Subsequent Events
Lease Obligations
Subsequent to March 31, 2023, the Company entered into 3 operating lease agreements for retail space in the U.S., with terms ranging from 5 to 7 years. Total commitments under the new agreements are approximately $1.6 million, payable over the terms of the related agreements.
Equity Awards
In April 2023, the board of directors approved grants of 178,299 RSUs for Class A common stock to employees under the 2021 Plan. The total grant date fair value of these awards was $2.0 million and will be recognized as stock-based compensation, net of forfeitures as incurred, over approximately four years.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Annual Report”). Data as of and for the three months ended March 31, 2023 and 2022 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 204 retail stores.
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
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. Working closely with our nonprofit partners, we distribute glasses to people in need in more than 50 countries globally and many parts of the United States. Over 13 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
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

Financial Highlights
For the three months ended March 31, 2023 and 2022:
•we generated net revenue of $172.0 million and $153.2 million, respectively;
•we generated gross profit of $94.8 million and $89.6 million, respectively, representing a gross profit margin of 55.1% and 58.5%, respectively;
•we generated net loss of $10.8 million and $34.1 million, respectively; and
•we generated adjusted EBITDA of $17.7 million and $0.8 million, respectively.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. The current economic downturn, rising inflation and interest rates, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. For example, during the first quarter of 2023, we continued to see lower overall sales growth rates than we have historically experienced as consumer activity within the optical industry has not recovered to pre-pandemic growth levels and is expected to remain flat in 2023 based on The Vision Council’s projections. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however, the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
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

	Three Months Ended March 31,
	2023	2022
Active Customers (in millions)	2.29	2.23
Store Count(1)	204	169
Adjusted EBITDA(2) (in thousands)	$17,738	$774
Adjusted EBITDA margin(2)	10.3%	0.5%
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
As of March 31, 2023, 155 out of our 204 retail stores offered in-person eye exams.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(10,812)	$(34,133)
Adjusted to exclude the following:
Interest and other loss, net	(1,878)	(146)
Provision for income taxes	261	539
Depreciation and amortization expense	9,140	6,910
Asset impairment charges	395	227
Stock-based compensation expense(1)	19,866	27,377
Amortization of cloud-based software implementation costs(2)	363	—
ERP implementation costs(3)	403	—
Adjusted EBITDA	17,738	774
Adjusted EBITDA margin	10.3%	0.5%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended March 31, 2023 and 2022, the amount includes $0.1 million and $0.2 million, respectively, of employer payroll costs associated with releases of RSUs and option exercises.
(2)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(3)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Net revenue	$171,968	$153,218
Cost of goods sold	77,177	63,572
Gross profit	94,791	89,646
Selling, general, and administrative expenses	107,221	123,386
Loss from operations	(12,430)	(33,740)
Interest and other income, net	1,879	146
Loss before income taxes	(10,551)	(33,594)
Provision for income taxes	261	539
Net loss	(10,812)	(34,133)

	Three Months Ended March 31,
	2023	2022
	% of Net Revenue
Condensed Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%
Cost of goods sold	44.9%	41.5%
Gross profit	55.1%	58.5%
Selling, general, and administrative expenses	62.3%	80.5%
Loss from operations	(7.2)%	(22.0)%
Interest and other income, net	1.1%	0.1%
Loss before income taxes	(6.1)%	(21.9)%
Provision for income taxes	0.2%	0.4%
Net loss	(6.3)%	(22.3)%
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
Gross Profit and Gross Margin
We define gross profit as net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has remained relatively steady historically, but has decreased as we have expanded our holistic eyecare offering with contacts and eye exams which operate at a lower margin than eyeglasses. Gross margin may continue to fluctuate in the future based on a number of factors, including the cost at which we can obtain, transport, and assemble our inventory, the rate at which we open new retail stores, the mix of products we sell, and how effective we can be at controlling costs, in any given period.
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
Comparison of the Three Months Ended March 31, 2023 and 2022
Net Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Net revenue	$171,968	$153,218	$18,750	12.2%
Net revenue increased $18.8 million, or 12.2%, for the three months ended March 31, 2023 compared to the same period in 2022. The growth in net revenue was driven by an increase in Average Order Value (“AOV”), which is defined as net revenue for a given period divided by the number of orders during the same period, as well as an increase in our Active Customer base. The increase in AOV was driven by an increase in our average units per order.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$77,177	$63,572	$13,605	21.4%
Gross profit	94,791	89,646	5,145	5.7%
Gross margin	55.1%	58.5%		(3.4)%
Cost of goods sold increased by $13.6 million, or 21.4%, for the three months ended March 31, 2023 compared to the same period in 2022, and increased as a percentage of revenue over the same period by 340 basis points, from 41.5% of revenue to 44.9% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2023 and a full period of expense from new retail stores opened throughout 2022.
Gross profit, calculated as net revenue less cost of goods sold, increased by $5.1 million, or 5.7%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 340 basis points for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 169 stores as of March 31, 2022 to 204 stores as of

March 31, 2023, increased prescription services costs as the number of stores with optical examination rooms grew, and the sales growth of contact lenses which are sold at a lower margin than our other eyewear.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$107,221	$123,386	$(16,165)	(13.1)%
As a percentage of net revenue	62.3%	80.5%		(18.2)%
Selling, general, and administrative expenses decreased $16.2 million, or 13.1%, for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily driven by lower marketing costs, including costs associated with our Home Try-On program, which decreased to 12% of revenue in the current quarter compared to 20% in the same quarter of 2022, and a $7.4 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The decrease was partially offset by increased compensation costs, mainly from growth in our retail workforce and increased depreciation and amortization costs, mainly related to capitalized software and office build outs.
Interest and Other Income, Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest and other income, net	$1,879	$146	$1,733	1187.0%
As a percentage of net revenue	1.1%	0.1%		1.0%
Interest and other income, net increased $1.7 million, or 1,187.0%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher interest rates on our cash balance.
Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$261	$539	$(278)	(51.6)%
As a percentage of net revenue	0.2%	0.4%		(0.2)%
Provision for income taxes decreased $0.3 million, or 51.6%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense and the establishment of a valuation allowance.
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
Our business has historically experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year, as discussed above. In 2022, this historical trend was offset by specific actions we took to reduce costs, including a reduction in marketing spend beginning in the second quarter and a reduction in corporate headcount in connection with our restructuring plan that was executed in the third quarter. These actions contributed to a sequential decline in selling, general, and administrative costs from quarter to quarter in 2022, however, we expect 2023 to follow historic trends. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of March 31, 2023, we had cash and cash equivalents of $204.3 million, which was primarily held for working capital purposes, and an accumulated deficit of $614.4 million. As of December 31, 2022, we had cash and cash equivalents of $208.6 million, which was primarily held for working capital purposes, and an accumulated deficit of $603.6 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for additional operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the COVID-19 pandemic, rising interest and inflation rates, and other macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Credit Facility
2013 Credit Facility
In August 2013, the Company entered into a Loan and Security Agreement with Comerica Bank (as amended, the “2013 Credit Facility”), which consisted of a revolving credit line of up to $50.0 million with a sub-limit of $15.0 million for the issuance of letters of credit. Borrowings under the revolving credit line bore interest on the principal amount outstanding at a variable interest rate based on either LIBOR or the bank’s prime rate, with no additional margin. The Company was charged fees on the uncommitted portion of the credit line of approximately 0.2% as long as total borrowings were less than $15.0 million. The 2013 Credit Facility was replaced by the 2022 Credit Facility (as defined below).
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc., entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the “2022 Credit Facility”), which replaced the 2013 Credit Facility. The 2022 Credit Facility consists of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility includes an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2022 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2022 Credit Facility at any time, in whole or in part, without penalty.
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
Other than letters of credit outstanding of $4.2 million as of both March 31, 2023 and December 31, 2022, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$8,643	$(10,296)
Net cash used in investing activities	(12,385)	(16,060)
Net cash provided by financing activities	81	180
Effect of exchange rates on cash	(662)	84
Net decrease in cash and cash equivalents	$(4,323)	$(26,092)
Cash Flows from Operating Activities
Net cash provided by operating activities was $8.6 million for the three months ended March 31, 2023, consisting of a net loss of $10.8 million adjusted for $29.7 million of non-cash expenses and $10.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $19.8 million of stock-based compensation, $9.1 million of depreciation and amortization, $0.4 million of asset impairment charges, and $0.4 million of amortization of cloud-based software implementation costs. The changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses and deferred revenue, partially offset by decreases in inventory and prepaid expenses and other current assets.
Net cash used in operating activities was $10.3 million for the three months ended March 31, 2022, consisting of a net loss of $34.1 million, adjusted for $34.3 million of non-cash expenses and $10.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $27.1 million of stock-based compensation, $6.9 million of depreciation and amortization, and $0.2 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by increases in accrued expenses, accounts payable, and deferred rent, partially offset by an increase in net inventory to support the growth of our business and decreases in deferred revenue.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $12.4 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.

For the three months ended March 31, 2022, net cash used in investing activities was $16.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, which was primarily related to proceeds from stock option exercises.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the Annual Report, and in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. There were no significant changes to our critical accounting policies and estimates as reported in the Annual Report.
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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2023 consisted of $204.3 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Remediation Measures
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. We have made progress in the following areas, among others, during 2022 and the first quarter of 2023:
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
10.1	First Amendment to Credit Agreement, dated as of March 24, 2023, by and among Warby Parker Inc., Warby Parker Retail, Inc., the lenders party thereto and Comerica Bank as Administrative Agent.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 9, 2023

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer