Form 10-Q
period 2023-06-30
Warby Parker Inc.
filed 2023-08-09
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2023, there were approximately 97,393,263 shares of the registrant's Class A common stock, and 19,706,694 shares of the registrant’s Class B common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$212,656	$208,585
Accounts receivable, net	1,177	1,435
Inventory	59,833	68,848
Prepaid expenses and other current assets	14,377	15,700
Total current assets	288,043	294,568

Property and equipment, net	143,606	138,628
Right-of-use lease assets	122,355	127,014
Other assets	7,705	8,497
Total assets	$561,709	$568,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,772	$20,791
Accrued expenses	42,759	58,222
Deferred revenue	18,953	25,628
Current lease liabilities	22,598	22,546
Other current liabilities	2,351	2,370
Total current liabilities	110,433	129,557

Non-current lease liabilities	147,748	150,832
Other liabilities	1,466	1,672
Total liabilities	259,647	282,061
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at June 30, 2023 and December 31, 2022, 97,142,756 and 96,115,202 issued and outstanding at June 30, 2023 and December 31, 2022, respectively; Class B: 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, 19,398,920 and 19,223,572 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	933,786	890,915
Accumulated deficit	(630,371)	(603,634)
Accumulated other comprehensive loss	(1,365)	(647)
Total stockholders’ equity	302,062	286,646
Total liabilities and stockholders’ equity	$561,709	$568,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$166,093	$149,624	$338,061	$302,842
Cost of goods sold	75,458	63,277	152,635	126,849
Gross profit	90,635	86,347	185,426	175,993

Selling, general, and administrative expenses	108,865	118,428	216,086	241,814
Loss from operations	(18,230)	(32,081)	(30,660)	(65,821)

Interest and other income (loss), net	2,281	(38)	4,160	108

Loss before income taxes	(15,949)	(32,119)	(26,500)	(65,713)
Provision for income taxes	(24)	47	237	586
Net loss	$(15,925)	$(32,166)	$(26,737)	$(66,299)

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.28)	$(0.23)	$(0.58)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	116,792,223	114,679,892	116,477,573	114,393,420

Other comprehensive loss
Foreign currency translation adjustment	$(35)	$(163)	$(718)	$(155)
Total comprehensive loss	$(15,960)	$(32,329)	$(27,455)	$(66,454)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)
Three and Six Months Ended June 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	109	—	1,415	—	—	1,415
Restricted stock unit releases	153	—	—	—	—	—
Stock-based compensation	—	—	19,780	—	—	19,780
Other comprehensive loss	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance as of March 31, 2023	115,601	$12	$912,110	$(1,330)	$(614,446)	$296,346
Stock option exercises	482	—	1,940	—	—	1,940
Restricted stock unit releases	285	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	117	—	1,124	—	—	1,124
Stock-based compensation	—	—	18,012	—	—	18,012
Non-cash charitable contributions	57	—	600	—	—	600
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(15,925)	(15,925)
Balance as of June 30, 2023	116,542	$12	$933,786	$(1,365)	$(630,371)	$302,062
Three and Six Months Ended June 30, 2022

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	113,621	11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	201	—	1,866	—	—	1,866
Restricted stock unit releases	147	—	—	—	—	—
Stock-based compensation	—	—	27,144	—	—	27,144
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(34,133)	(34,133)
Balance as of March 31, 2022	113,969	$11	$808,222	$24	$(527,374)	$280,883
Stock option exercises	128	—	1,689	—	—	1,689
Restricted stock unit releases	177	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	118	—	1,754	—	—	1,754
Stock-based compensation	—	—	26,764	—	—	26,764
Non-cash charitable contributions	179	—	3,270	—	—	3,270
Other comprehensive loss	—	—	—	(163)	—	(163)
Net loss	—	—	—	—	(32,166)	(32,166)
Balance as of June 30, 2022	114,571	$11	$841,699	$(139)	$(559,540)	$282,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(26,737)	$(66,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,424	14,605
Stock-based compensation	37,792	53,908
Non-cash charitable contribution	600	3,270
Asset impairment charges	650	412
Amortization of cloud-based software implementation costs	826	—
Change in operating assets and liabilities:
Accounts receivable, net	259	89
Inventory	9,048	(13,704)
Prepaid expenses and other assets	1,301	(2,385)
Accounts payable	2,148	1,461
Accrued expenses	(11,619)	(8,367)
Deferred revenue	(6,684)	(3,762)
Other current liabilities	(21)	233
Right-of-use lease assets and current and non-current lease liabilities	1,614	3,985
Other liabilities	(206)	1,930
Net cash provided by (used in) operating activities	27,395	(14,624)
Cash flows from investing activities
Purchases of property and equipment	(24,610)	(31,869)
Net cash used in investing activities	(24,610)	(31,869)
Cash flows from financing activities
Proceeds from stock option exercises	843	228
Proceeds from shares issued in connection with employee stock purchase plan	1,124	1,754
Net cash provided by financing activities	1,967	1,982
Effect of exchange rates on cash	(681)	(302)
Net change in cash and cash equivalents	4,071	(44,813)
Cash and cash equivalents, beginning of period	208,585	256,416
Cash and cash equivalents, end of period	$212,656	$211,603
Supplemental disclosures
Cash paid for income taxes	$326	$297
Cash paid for interest	110	62
Cash paid for amounts included in the measurement of lease liabilities	17,530	13,858
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,351	$3,579
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the related notes. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the six months ended June 30, 2023 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the related notes. Certain prior period amounts were reclassified to conform to the current period presentation. These changes had no impact on the condensed consolidated financial statements for any period.
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At June 30, 2023 and

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
December 31, 2022, uninsured cash balances were approximately $211.3 million and $207.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions. During the first quarter of 2023, the Company opened accounts with additional financial institutions to diversify its cash holdings.
The Company’s top five inventory suppliers accounted for approximately 18% and 22% of cost of goods sold for the six months ended June 30, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At June 30, 2023 and December 31, 2022, the balance of receivables from credit card issuers included within cash and cash equivalents was $3.5 million and $11.1 million, respectively.
Inventory
Inventory consists of approximately $12.9 million and $16.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of June 30, 2023 and December 31, 2022, respectively, and approximately $46.9 million and $52.7 million of component parts, including optical frames and prescription optical lenses, as of June 30, 2023 and December 31, 2022, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
As of June 30, 2023, the Company had $13.0 million of gross capitalized cloud-based software implementation costs and $1.1 million of related accumulated amortization, for a net balance of $11.9 million, made up of $4.5 million recorded within prepaid expenses and other current assets and $7.4 million recorded within other assets on the condensed consolidated balance sheet. As of December 31, 2022, the Company had $11.1 million of gross capitalized cloud-based software implementation costs and $0.3 million of related accumulated amortization, for a net balance of $10.8 million, made up of $2.6 million recorded within prepaid expenses and other current assets and $8.2 million recorded within other assets on the condensed consolidated balance sheet.
During the three and six months ended June 30, 2023, the Company incurred $0.5 million and $0.8 million of amortization of capitalized cloud-based software implementation costs, respectively. No amortization of cloud-based software implementation costs was recognized during the three and six months ended June 30, 2022.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2022 was recognized as revenue in the first quarter of 2023 and the Company expects substantially all of the deferred revenue at June 30, 2023 to be recognized as revenue in the third quarter of 2023.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.2 million at both June 30, 2023 and December 31, 2022 and is included in other current liabilities on the condensed consolidated balance sheets.
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
The following table disaggregates the Company’s revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Eyewear products	$156,680	$142,985	$319,027	$290,304
Services and other	9,413	6,639	19,034	12,538
Total Revenue	$166,093	$149,624	$338,061	$302,842
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
E-commerce	$55,329	$58,448	$117,081	$125,452
Retail	110,764	91,176	220,980	177,390
Total Revenue	$166,093	$149,624	$338,061	$302,842
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
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Leasehold improvements	$149,770	$139,421
Computers and equipment	34,274	31,928
Furniture and fixtures	26,532	23,849
Capitalized software	19,860	18,876
Construction in process	14,395	12,924
	244,831	226,998
Less: accumulated depreciation and amortization	(101,225)	(88,370)
Property and equipment, net	$143,606	$138,628
Expenses associated with property and equipment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$6,340	$4,906	$12,370	$9,554
Selling, general, and administrative expenses	2,943	2,788	6,054	5,051
Total depreciation and amortization expense	$9,283	$7,694	$18,424	$14,605

Asset impairment charges	$255	$186	$650	$412
Asset impairment charges for the three and six months ended June 30, 2023 and 2022 primarily related to the write-off of assets in connection with capitalized software and retail store closures.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
4. Accrued Expenses
Accrued expenses consists of the following:

	June 30, 2023	December 31, 2022
Payroll related	$9,074	$11,149
Marketing	5,611	8,353
Unvested early exercised stock options	5,273	7,784
Optical laboratory and product costs	5,140	4,547
Charitable contributions	4,897	6,001
Professional services	3,949	4,494
Retail related	2,159	4,121
Other accrued expenses	6,656	11,773
Total accrued expenses	$42,759	$58,222

5. Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$(24)	$47	$237	$586
Effective tax rate	0.2%	(0.1)%	(0.9)%	(0.9)%
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2023 and 2022 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of June 30, 2023, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
As of June 30, 2023, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	97,142,756	19,398,920	—
Employee stock options – outstanding	645,003	1,729,292	—
Restricted stock units – outstanding	2,903,754	1,938,558	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	24,922,530	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,464,458	—	—
Total common stock – outstanding or issuable	153,078,501	27,464,458	—
Shares authorized	750,000,000	150,000,000	150,000,000
Common stock authorized and available for future issuance	596,921,499	122,535,542	150,000,000
Preferred Stock
As of June 30, 2023, 50,000,000 preferred shares were authorized and no shares were outstanding.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021, and the Company no longer grants equity awards under any prior equity plan. Upon the 2021 Plan becoming effective, there were 11,076,515 shares of Class A common stock authorized under the 2021 Plan, and the remaining shares available for issuance under the 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, and 2019 Founder Stock Plan (collectively, the “Prior Plans”) were also made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares. In January 2022, the board of directors approved an annual increase of 5,735,463 shares to the shares authorized for issuance under the 2021 Plan, and at December 31, 2022, 16,323,025 shares of Class A common stock remained available for future issuance pursuant to new awards under the 2021 Plan.
In January 2023, the board of directors approved an annual increase of 5,766,938 shares to the shares authorized for issuance under the 2021 Plan, and 20,712,346 shares remained available for future issuance pursuant to new awards as of June 30, 2023.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP” and, collectively with the Prior Plans and the 2021 Plan, the “Plans”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP. In January 2022 and 2023, the board of directors approved an annual increase of 1,147,092 and 1,153,387 shares,

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
respectively, to the ESPP, and 4,210,184 shares remained available for future issuance pursuant to ESPP purchases as of June 30, 2023.
The fair value for ESPP purchase rights granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. ESPP purchase rights for 475,916 shares and 528,238 shares were granted during both the three and six months ended June 30, 2023 and 2022, respectively.
The following range of assumptions was used for ESPP purchase rights granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESPP purchase rights
Risk-free interest rates	4.0% - 5.2%	1.5% - 2.6%	4.0% - 5.2%	1.5% - 2.6%
Expected dividend yield	—	—	—	—
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years
Volatility	60%	53%	60%	53%
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
The following table presents other relevant ESPP information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares purchased under the ESPP	116,936	118,329	116,936	118,329
Stock-based compensation expense related to ESPP	$831	$912	$1,412	$1,458
Employee contributions	$385	$617	$997	$1,587
As of June 30, 2023, total unrecognized compensation costs associated with the ESPP was $2.7 million and is expected to be amortized over a weighted average period of 0.7 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$290	$231	$484	$457
Selling, general, and administrative expenses	17,722	26,533	37,308	53,451
Total stock-based compensation expense	$18,012	$26,764	$37,792	$53,908
Stock-based compensation expense for the three and six months ended June 30, 2023 includes $11.2 million and $25.0 million related to the 2021 Founders Grant, as described below, respectively, and $5.1 million and $9.7 million in connection with RSUs, respectively. Stock-based compensation expense for the three and six months ended June 30,

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
2022 includes $19.3 million and $39.4 million related to the 2021 Founders Grant, respectively, and $5.4 million and $10.7 million in connection with RSUs, respectively.
Stock Options
The fair value for stock options granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted in 2023 or 2022.
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
A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2022	2,965,144	$7.23	4.5	$21,243
Options granted	—	—
Options exercised	(590,849)	5.68		4,147
Options forfeited	—	—
Balance at June 30, 2023	2,374,295	$7.62	4.5	$13,141

Exercisable as of June 30, 2023	2,374,295	$7.62	4.5	$13,141
Vested as of June 30, 2023	1,951,511	5.47	3.9
Unvested as of June 30, 2023	422,784	$17.53	7.5
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $4.0 million as of June 30, 2023, and is expected to be recognized over 0.7 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the six months ended June 30, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	3,314,420	$29.06
Granted	1,620,460	13.29
Forfeited	(243,030)	23.75
Released	(438,179)	23.25
Vested and not yet released	(404,348)	23.33
Unvested as of June 30, 2023	3,849,323	$24.02
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $55.6 million and $29.8 million as of June 30, 2023, respectively, which is expected to be recognized

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
over a weighted-average period of 1.3 years and 0.7 years, respectively. No PSUs were granted, forfeited, released or vested during the six months ended June 30, 2023.
In June 2021, the Company granted 4,397,688 PSUs and 1,884,724 RSUs to the co-CEOs, in the aggregate, under the 2019 Founder Stock Plan (the “Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing on September 20, 2021 (the “Direct Listing”), and (ii) the price of the Company’s Class A common stock reaching stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the co-CEOs’ continued employment with the Company through the applicable vesting date. If the PSUs vest, the Company will deliver one share of Class B common stock on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
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
The Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the co-CEOs’ continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied on September 29, 2021 by the Direct Listing, and the Company began recording expense at that time.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of June 30, 2023, the total lease terms of the various leases range from 1 to 11 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
The following table presents the assets and liabilities related to the Company’s leases:

	June 30, 2023	December 31, 2022
Lease assets:
Right-of-use assets	$122,355	$127,014
Total lease assets	122,355	127,014

Lease liabilities:
Current lease liabilities	22,598	22,546
Non-current lease liabilities	147,748	150,832
Total lease liabilities	$170,346	$173,378
The following table details the Company’s net lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$7,495	$6,280	$14,931	$12,293
Variable lease expense(1)	505	937	1,248	1,875
Net lease expense	$8,000	$7,217	$16,179	$14,168
(1) Variable lease expense primarily consists of contingent rent.

The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2023	$15,348
2024	36,846
2025	34,740
2026	33,197
2027	29,878
Thereafter	56,772
Future minimum lease payments	206,781
Impact of discounting	36,435
Present value of lease payments	$170,346
(1) The year 2023 and 2024 each include $4.9 million of expected cash inflows from TIAs. Operating lease payments exclude $9.1 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table presents other relevant lease information:

June 30, 2023
Weighted average remaining lease term (years)	5.8
Weighted average discount rate	4.6%

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
Under the 2022 Credit Facility, borrowings bear interest on the principal amount outstanding at a variable interest rate either (a) based on the greater of (1) the prime rate (as defined in the credit agreement), (2) the federal funds rate plus 1%, and (3) the Bloomberg Short-Term Bank Yield Index rate (“BSBY Rate”) for a one month tenor plus 1%, in each case plus an applicable margin of 0.5% - 0.8% depending on the Company’s leverage ratio, or (b) the BSBY Rate plus an applicable margin of 1.5% - 1.8% depending on the Company’s leverage ratio. The Company is charged commitment fees of 0.5% whether or not amounts have been borrowed. Both interest on principal and commitment fees are included in interest expense on the condensed consolidated statements of operations.
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
Other than letters of credit outstanding of $4.3 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws. The matter is currently pending in the United States District Court for the Northern District of California. Pham v. Warby Parker Inc. (Case No. 5:23-cv-01884-NC; N.D. Cal.). On June 16, 2023, another former employee filed a related representative action in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Chery v. Warby Parker Inc. (Case No. 23CV417693; Cal. Super. Ct.). We deny the allegations and intend to oppose the certification of any class or award of civil penalties, and to defend the each litigation vigorously. However, given the early stage of each litigation, the Company is unable to estimate the possible loss or range of loss, if any, that may result from these matters.
In addition to the matters described above, as of June 30, 2023, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders - basic and diluted	$(15,925)	$(32,166)	$(26,737)	$(66,299)
Denominator
Weighted average shares, basic and diluted	116,792,223	114,679,892	116,477,573	114,393,420
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.28)	$(0.23)	$(0.58)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	2,374,295	3,295,106	2,374,295	3,295,106
Unvested restricted stock units	3,849,323	3,320,619	3,849,323	3,320,619
Unvested performance stock units	4,397,688	4,397,688	4,397,688	4,397,688
ESPP purchase rights	414,306	543,792	414,306	543,792
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
The loans are held by current and former employees and had a balance of $2.5 million at both June 30, 2023 and December 31, 2022. No loans are outstanding with any of our executive officers.
During each of the three and six months ended June 30, 2023 and 2022, the outstanding loan balance increased by an immaterial amount due to interest. No new promissory notes were issued during the six months ended June 30, 2023 and 2022.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
12. Subsequent Events
Lease Obligations
Subsequent to June 30, 2023, the Company entered into 4 operating lease agreements and extended the term of 2 existing operating lease agreements for retail space in the U.S., with terms ranging from 5 to 7 years. Total commitments under the new agreements are approximately $3.8 million, payable over the terms of the related agreements.
Stock Donation
In August 2023, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. The grant date fair value of the shares was $2.6 million.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Annual Report”). Data as of and for the three and six months ended June 30, 2023 and 2022 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 217 retail stores.
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

Financial Highlights
For the three months ended June 30, 2023 and 2022:
•we generated net revenue of $166.1 million and $149.6 million, respectively;
•we generated gross profit of $90.6 million and $86.3 million, respectively, representing a gross profit margin of 54.6% and 57.7%, respectively;
•we generated net loss of $15.9 million and $32.2 million, respectively; and
•we generated adjusted EBITDA of $14.2 million and $5.9 million, respectively.
For the six months ended June 30, 2023 and 2022:
•we generated net revenue of $338.1 million and $302.8 million, respectively;
•we generated gross profit of $185.4 million and $176.0 million, respectively, representing a gross profit margin of 54.8% and 58.1%, respectively;
•we generated net loss of $26.7 million and $66.3 million, respectively; and
•we generated adjusted EBITDA of $31.9 million and $6.7 million, respectively.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. The current economic downturn, rising inflation and interest rates, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. For example, during the second quarter of 2023, we continued to see lower overall sales growth rates than we have historically experienced as consumer activity within the optical industry has not recovered to pre-pandemic growth levels and is expected to remain flat in 2023 based on The Vision Council’s projections. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however, the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Active Customers (in thousands)	2,285	2,258	2,285	2,258
Store Count(1)	217	178	217	178
Adjusted EBITDA(2) (in thousands)	$14,175	$5,936	$31,912	$6,710
Adjusted EBITDA margin(2)	8.5%	4.0%	9.4%	2.2%
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
As of June 30, 2023, 169 out of our 217 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, and non-recurring costs such as restructuring costs, major system implementation costs, and other transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(15,925)	$(32,166)	$(26,737)	$(66,299)
Adjusted to exclude the following:
Interest and other loss, net	(2,281)	38	(4,160)	(108)
Provision for income taxes	(24)	47	237	586
Depreciation and amortization expense	9,284	7,694	18,424	14,605
Asset impairment charges	255	186	650	412
Stock-based compensation expense(1)	18,164	26,867	38,030	54,244
Non-cash charitable donation(2)	600	3,270	600	3,270
Amortization of cloud-based software implementation costs(3)	463	—	826	—
ERP implementation costs(4)	3,639	—	4,042	—
Adjusted EBITDA	14,175	5,936	31,912	6,710
Adjusted EBITDA margin	8.5%	4.0%	9.4%	2.2%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended June 30, 2023 and 2022, the amount includes $0.2 million and $0.1 million, respectively, of employer payroll costs associated with releases of RSUs and option exercises. For the six months ended June 30, 2023 and 2022, the amount includes $0.2 million and $0.3 million, respectively, of employer payroll costs associated with releases of RSUs and option exercises.
(2)    Represents charitable expense recorded in connection with the donation of 56,938 shares of Class A common stock to charitable donor advised funds in June 2023 and 178,572 shares of Class A common stock in May 2022 to the Warby Parker Impact Foundation.
(3)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(4)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net revenue	$166,093	$149,624	$338,061	$302,842
Cost of goods sold	75,458	63,277	152,635	126,849
Gross profit	90,635	86,347	185,426	175,993
Selling, general, and administrative expenses	108,865	118,428	216,086	241,814
Loss from operations	(18,230)	(32,081)	(30,660)	(65,821)
Interest and other income (loss), net	2,281	(38)	4,160	108
Loss before income taxes	(15,949)	(32,119)	(26,500)	(65,713)
Provision for income taxes	(24)	47	237	586
Net loss	(15,925)	(32,166)	(26,737)	(66,299)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4%	42.3%	45.2%	41.9%
Gross profit	54.6%	57.7%	54.8%	58.1%
Selling, general, and administrative expenses	65.5%	79.2%	63.9%	79.8%
Loss from operations	(10.9)%	(21.5)%	(9.1)%	(21.7)%
Interest and other income (loss), net	1.3%	—%	1.3%	—%
Loss before income taxes	(9.6)%	(21.5)%	(7.8)%	(21.7)%
Provision for income taxes	—%	—%	0.1%	0.2%
Net loss	(9.6)%	(21.5)%	(7.9)%	(21.9)%
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. SG&A also includes administrative costs associated with our Home Try-On program, which provides customers the opportunity to sample eyewear at home prior to purchase. SG&A is expensed in the period in which it is incurred. During 2022 we implemented a headcount reduction in our corporate offices and are executing on certain other cost control actions, including reducing marketing spend and other variable costs. We expect these actions to reduce costs included in SG&A as compared to revenue, however, the changing prices of goods and services caused by inflation and other macroeconomic factors may cause unforeseen fluctuations in SG&A expenses.
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
Comparison of the Three Months Ended June 30, 2023 and 2022
Net Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net revenue	$166,093	$149,624	$16,469	11.0%
Net revenue increased $16.5 million, or 11.0%, for the three months ended June 30, 2023 compared to the same period in 2022. The growth in net revenue was primarily driven by an increase in units sold, as well as an increase in the average selling price per unit.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$75,458	$63,277	$12,181	19.3%
Gross profit	90,635	86,347	4,288	5.0%
Gross margin	54.6%	57.7%		(3.1)%
Cost of goods sold increased by $12.2 million, or 19.3%, for the three months ended June 30, 2023 compared to the same period in 2022, and increased as a percentage of revenue over the same period by 310 basis points, from 42.3% of revenue to 45.4% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2023 and the second half of 2022.
Gross profit, calculated as net revenue less cost of goods sold, increased by $4.3 million, or 5.0%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 310 basis points for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increased prescription services costs as the number of stores with optical examination rooms grew, and increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 178 stores as of June 30, 2022 to 217 stores as of June 30, 2023.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$108,865	$118,428	$(9,563)	(8.1)%
As a percentage of net revenue	65.5%	79.2%		(13.7)%
Selling, general, and administrative expenses decreased $9.6 million, or 8.1%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily driven by a $8.8 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and lower marketing costs, including costs associated with our Home Try-On program, which decreased to 11% of revenue in the current quarter compared to 14% in the same quarter of 2022. The decrease was partially offset by increased technology costs, mainly driven by the implementation of our new ERP system.
Interest and Other Income (Loss), Net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest and other income (loss), net	$2,281	$(38)	$2,319	(6,102.6)%
As a percentage of net revenue	1.3%	—%		1.3%
Interest and other income (loss), net increased $2.3 million, or 6,102.6%, for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher interest rates on our cash and cash equivalents balance.

Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$(24)	$47	$(71)	(151.1)%
As a percentage of net revenue	—%	—%		—%
Provision for income taxes decreased $0.1 million, or 151.1%, for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense and foreign provision to return adjustments related to the 2022 corporate income tax return.
Comparison of the Six Months Ended June 30, 2023 and 2022
Net Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net revenue	$338,061	$302,842	$35,219	11.6%
Net revenue increased $35.2 million, or 11.6%, for the six months ended June 30, 2023 compared to the same period in 2022. The growth in net revenue was primarily driven by an increase in units sold, as well as an increase in the average selling price per unit.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$152,635	$126,849	$25,786	20.3%
Gross profit	185,426	175,993	9,433	5.4%
Gross margin	54.8%	58.1%		(3.3)%
Cost of goods sold increased by $25.8 million, or 20.3%, for the six months ended June 30, 2023 compared to the same period in 2022, and increased as a percentage of revenue over the same period by 330 basis points, from 41.9% of revenue to 45.2% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2023 and the second half of 2022.
Gross profit, calculated as net revenue less cost of goods sold, increased by $9.4 million, or 5.4%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 330 basis points for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 178 stores as of June 30, 2022 to 217 stores as of June 30, 2023, increased prescription services costs as the number of stores with optical examination rooms grew, and the sales growth of contact lenses which are sold at a lower margin than our other eyewear.
Selling, General, and Administrative Expenses

Six Months Ended June 30,

	2023	2022	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$216,086	$241,814	$(25,728)	(10.6)%
As a percentage of net revenue	63.9%	79.8%		(15.9)%
Selling, general, and administrative expenses decreased $25.7 million, or 10.6%, for the six months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily driven by a $16.1 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and lower marketing costs, including costs associated with our Home Try-On program, which decreased to 11% of revenue in the six months ended June 30, 2023 compared to 17% in the same period of 2022. The decrease was partially offset by increased technology costs, mainly driven by the implementation of our new ERP system.
Interest and Other Income, Net

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest and other income, net	$4,160	$108	$4,052	3,751.9%
As a percentage of net revenue	1.3%	—%		1.3%
Interest and other income, net increased $4.1 million, or 3,751.9%, for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher interest rates on our cash and cash equivalents balance.
Provision for Income Taxes

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$237	$586	$(349)	(59.6)%
As a percentage of net revenue	0.1%	0.2%		(0.1)%
Provision for income taxes decreased $0.3 million, or 59.6%, for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense and the establishment of a valuation allowance.
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

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of June 30, 2023, we had cash and cash equivalents of $212.7 million, which was primarily held for working capital purposes, and an accumulated deficit of $630.4 million. As of December 31, 2022, we had cash and cash equivalents of $208.6 million, which was primarily held for working capital purposes, and an accumulated deficit of $603.6 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for additional operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, COVID-19, rising interest and inflation rates, and other macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
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
Under the 2022 Credit Facility, borrowings under the revolving credit facility bear interest on the principal amount outstanding at a variable interest rate either (a) based on the greater of (1) the prime rate (as defined in the credit agreement), (2) the federal funds rate plus 1%, and (3) the Bloomberg Short-Term Bank Yield Index rate (“BSBY Rate”) for a one month tenor plus 1%, in each case plus an applicable margin of 0.5% - 0.8% depending on the Company’s leverage ratio, or (b) the BSBY Rate plus an applicable margin of 1.5 - 1.8% depending on the Company’s leverage ratio. The Company is charged commitment fees of 0.5% whether or not amounts have been borrowed. Both interest on principal and commitment fees are included in interest expense on the condensed consolidated statements of operations.

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
Other than letters of credit outstanding of $4.3 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$27,395	$(14,624)
Net cash used in investing activities	(24,610)	(31,869)
Net cash provided by financing activities	1,967	1,982
Effect of exchange rates on cash	(681)	(302)
Net increase (decrease) in cash and cash equivalents	$4,071	$(44,813)
Cash Flows from Operating Activities
Net cash provided by operating activities was $27.4 million for the six months ended June 30, 2023, consisting of a net loss of $26.7 million adjusted for $58.3 million of non-cash expenses and $4.2 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $37.8 million of stock-based compensation, $18.4 million of depreciation and amortization, $0.6 million of non-cash charitable contributions, $0.7 million of asset impairment charges, and $0.8 million of amortization of cloud-based software implementation costs. The changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses and deferred revenue, partially offset by decreases in inventory and accounts payable.
Net cash used in operating activities was $14.6 million for the six months ended June 30, 2022, consisting of a net loss of $66.3 million, adjusted for $72.2 million of non-cash expenses and $20.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $53.9 million of stock-based compensation, $14.6 million of depreciation and amortization, $3.3 million of non-cash charitable contributions, and $0.4 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in net inventory to support the growth of our business, an increase in other non-current assets related to investments in the implementation of our new enterprise resource planning system and other technology infrastructure, and decreases in accrued expenses and deferred revenue, partially offset by an increase in net lease liabilities in connection with new retail location leases entered into in 2022.
Cash Flows from Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $24.6 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
For the six months ended June 30, 2022, net cash used in investing activities was $31.9 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.

Cash Flows from Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities was $2.0 million, which was primarily related to proceeds from shares issued in connection with our ESPP and stock option exercises.
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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2023 consisted of $212.7 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Remediation Measures
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. We have made progress in the following areas, among others, during 2022 and the first half of 2023:
•development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system;
•selected an enterprise resource planning system, hired an implementation partner, implemented certain modules of the system, and are in the process of implementing additional enhancements which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties, and permit controls around the review of manual journal entries;
•implemented additional review controls and processes, documentation of completeness and accuracy of data and information used in controls, and requirements to timely account reconciliations and analyses;
•implemented processes and controls to better identify and manage segregation of duties; and
•continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities.

Despite this progress, we will not be able to fully remediate these material weaknesses until all of these steps have been completed and have been operating effectively for a sufficient period of time. At this time, we cannot provide an estimate of total costs expected to be incurred in connection with implementing these remediation efforts; however, these remediation efforts will be time consuming, have resulted and will continue to result in us incurring significant costs, and will place significant demands on our financial and operational resources.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
In June 2023, the Company issued 56,938 shares of Class A common stock for no consideration to third-party charitable donor advised funds. The shares donated were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c) Securities Trading Plans of Directors and Executive Officers
During the second quarter of 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
10.1	Second Amendment to Credit Agreement, dated as of June 2, 2023, by and among Warby Parker Inc., Warby Parker Retail, Inc., the lenders party thereto and Comerica Bank as Administrative Agent.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 9, 2023

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer