Form 10-Q
period 2023-09-30
Warby Parker Inc.
filed 2023-11-08
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2023, there were approximately 97,925,389 shares of the registrant's Class A common stock, and 19,714,416 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; increases in component and shipping costs and changes in supply chain; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to engage our existing customers and obtain new customers; planned new retail stores in 2023 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, government instability, and geopolitical unrest; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; a resurgence of COVID-19 or the spread of new infectious diseases; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$215,965	$208,585
Accounts receivable, net	721	1,435
Inventory	63,617	68,848
Prepaid expenses and other current assets	15,179	15,700
Total current assets	295,482	294,568

Property and equipment, net	151,109	138,628
Right-of-use lease assets	120,359	127,014
Other assets	7,929	8,497
Total assets	$574,879	$568,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,207	$20,791
Accrued expenses	54,640	58,222
Deferred revenue	17,623	25,628
Current lease liabilities	23,086	22,546
Other current liabilities	2,254	2,370
Total current liabilities	121,810	129,557

Non-current lease liabilities	147,096	150,832
Other liabilities	1,362	1,672
Total liabilities	270,268	282,061
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at September 30, 2023 and December 31, 2022, 97,779,105 and 96,115,202 issued and outstanding at September 30, 2023 and December 31, 2022, respectively; Class B: 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, 19,479,598 and 19,223,572 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	954,019	890,915
Accumulated deficit	(647,784)	(603,634)
Accumulated other comprehensive loss	(1,636)	(647)
Total stockholders’ equity	304,611	286,646
Total liabilities and stockholders’ equity	$574,879	$568,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$169,849	$148,777	$507,910	$451,619
Cost of goods sold	77,117	64,359	229,752	191,208
Gross profit	92,732	84,418	278,158	260,411

Selling, general, and administrative expenses	112,499	108,090	328,585	349,904
Loss from operations	(19,767)	(23,672)	(50,427)	(89,493)

Interest and other income (loss), net	2,655	(183)	6,815	(75)

Loss before income taxes	(17,112)	(23,855)	(43,612)	(89,568)
Provision for income taxes	301	(12)	538	574
Net loss	$(17,413)	$(23,843)	$(44,150)	$(90,142)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.21)	$(0.38)	$(0.79)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	118,003,640	115,249,431	116,995,545	114,681,893

Other comprehensive loss
Foreign currency translation adjustment	$(271)	$(284)	$(989)	$(439)
Total comprehensive loss	$(17,684)	$(24,127)	$(45,139)	$(90,581)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)
Three and Nine Months Ended September 30, 2023

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	109	—	1,415	—	—	1,415
Restricted stock unit releases	153	—	—	—	—	—
Stock-based compensation	—	—	19,780	—	—	19,780
Other comprehensive loss	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance as of March 31, 2023	115,601	$12	$912,110	$(1,330)	$(614,446)	$296,346
Stock option exercises	482	—	1,940	—	—	1,940
Restricted stock unit releases	285	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	117	—	1,124	—	—	1,124
Stock-based compensation	—	—	18,012	—	—	18,012
Non-cash charitable contributions	57	—	600	—	—	600
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(15,925)	(15,925)
Balance as of June 30, 2023	116,542	$12	$933,786	$(1,365)	$(630,371)	$302,062
Stock option exercises	137	—	1,351	—	—	1,351
Restricted stock unit releases	401	—	—	—	—	—
Stock-based compensation	—	—	16,291	—	—	16,291
Non-cash charitable contributions	179	—	2,591	—	—	2,591
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(17,413)	(17,413)
Balance as of September 30, 2023	117,259	$12	$954,019	$(1,636)	$(647,784)	$304,611
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

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(44,150)	$(90,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,184	22,947
Stock-based compensation	54,083	78,209
Non-cash charitable contribution	3,191	3,270
Asset impairment charges	1,407	1,509
Amortization of cloud-based software implementation costs	1,679	96
Change in operating assets and liabilities:
Accounts receivable, net	714	(126)
Inventory	5,231	(13,522)
Prepaid expenses and other assets	410	(4,546)
Accounts payable	2,756	(9,209)
Accrued expenses	(1,207)	(4,319)
Deferred revenue	(8,005)	(5,796)
Other current liabilities	(116)	(6)
Right-of-use lease assets and current and non-current lease liabilities	3,458	6,346
Other liabilities	(309)	1,820
Net cash provided by (used in) operating activities	47,326	(13,469)
Cash flows from investing activities
Purchases of property and equipment	(40,098)	(45,966)
Investment in optical equipment company	(1,000)	—
Net cash used in investing activities	(41,098)	(45,966)
Cash flows from financing activities
Proceeds from stock option exercises	1,017	295
Proceeds from shares issued in connection with employee stock purchase plan	1,124	1,754
Proceeds from repayment of related party loans	—	45
Net cash provided by financing activities	2,141	2,094
Effect of exchange rates on cash	(989)	(1,190)
Net change in cash and cash equivalents	7,380	(58,531)
Cash and cash equivalents, beginning of period	208,585	256,416
Cash and cash equivalents, end of period	$215,965	$197,885
Supplemental disclosures
Cash paid for income taxes	$400	$471
Cash paid for interest	155	89
Cash paid for amounts included in the measurement of lease liabilities	27,124	23,262
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,941	$4,819
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the related notes. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the nine months ended September 30, 2023 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the related notes. Certain prior period amounts were reclassified to conform to the current period presentation. These changes had no impact on the condensed consolidated financial statements for any period.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At September 30, 2023 and December 31, 2022, uninsured cash balances were approximately $214.6 million and $207.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions. During the first quarter of 2023, the Company opened accounts with additional financial institutions to diversify its cash holdings.
The Company’s top five inventory suppliers accounted for approximately 13% and 20% of cost of goods sold for the nine months ended September 30, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At September 30, 2023 and December 31, 2022, the balance of receivables from credit card issuers included within cash and cash equivalents was $5.3 million and $11.1 million, respectively.
Inventory
Inventory consists of approximately $12.6 million and $16.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of September 30, 2023 and December 31, 2022, respectively, and approximately $51.0 million and $52.7 million of component parts, including optical frames and prescription optical lenses, as of September 30, 2023 and December 31, 2022, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In August 2023, the Company invested $1.0 million in a private optical equipment company. As part of this investment, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investment is recorded within other assets on the condensed consolidated balance sheet and is measured at cost less impairment, if any. No impairment has been recorded for the three months ended September 30, 2023.
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
As of September 30, 2023, the Company had $12.8 million of gross capitalized cloud-based software implementation costs and $1.9 million of related accumulated amortization, for a net balance of $10.9 million, made up of $4.3 million recorded within prepaid expenses and other current assets and $6.6 million recorded within other assets on the

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
condensed consolidated balance sheet. As of December 31, 2022, the Company had $11.1 million of gross capitalized cloud-based software implementation costs and $0.3 million of related accumulated amortization, for a net balance of $10.8 million, made up of $2.6 million recorded within prepaid expenses and other current assets and $8.2 million recorded within other assets on the condensed consolidated balance sheet.
During the three and nine months ended September 30, 2023, the Company incurred $0.9 million and $1.7 million of amortization of capitalized cloud-based software implementation costs, respectively. During both the three and nine months ended September 30, 2022, the Company incurred $0.1 million of amortization of capitalized cloud-based software implementation costs.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2022 was recognized as revenue in the first quarter of 2023 and the Company expects substantially all of the deferred revenue at September 30, 2023 to be recognized as revenue in the fourth quarter of 2023.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.1 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.7 million and $3.6 million as of September 30, 2023 and December 31, 2022, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Eyewear products	$159,799	$140,818	$478,826	$431,122
Services and other	10,050	7,959	29,084	20,497
Total Revenue	$169,849	$148,777	$507,910	$451,619
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
E-commerce	$56,551	$54,887	$173,632	$180,340
Retail	113,298	93,890	334,278	271,279
Total Revenue	$169,849	$148,777	$507,910	$451,619
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Leasehold improvements	$156,414	$139,421
Computers and equipment	35,061	31,928
Furniture and fixtures	28,023	23,849
Capitalized software	22,098	18,876
Construction in process	18,027	12,924
	259,623	226,998
Less: accumulated depreciation and amortization	(108,514)	(88,370)
Property and equipment, net	$151,109	$138,628
Expenses associated with property and equipment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$6,646	$5,379	$19,016	$14,933
Selling, general, and administrative expenses	3,114	2,963	9,168	8,014
Total depreciation and amortization expense	$9,760	$8,342	$28,184	$22,947

Asset impairment charges	$757	$1,097	$1,407	$1,509
Asset impairment charges for the three and nine months ended September 30, 2023 and 2022 primarily related to the write-off of assets in connection with capitalized software and retail store closures.
4. Accrued Expenses
Accrued expenses consists of the following:

	September 30, 2023	December 31, 2022
Payroll related	$10,280	$11,149
Optical laboratory and product	9,441	4,547
Marketing	9,226	8,353
Retail related	4,984	4,121
Charitable contributions	4,637	6,001
Unvested early exercised stock options	4,095	7,784
Freight and fulfillment	3,362	4,744
Professional services	3,208	4,494
Other accrued expenses	5,407	7,029
Total accrued expenses	$54,640	$58,222

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
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	$301	$(12)	$538	$574
Effective tax rate	(1.8)%	0.1%	(1.2)%	(0.6)%
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of September 30, 2023, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of September 30, 2023, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	97,779,105	19,479,598	—
Employee stock options – outstanding	580,876	1,656,336	—
Restricted stock units – outstanding	2,526,756	1,920,804	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	24,916,097	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,454,426	—	—
Total common stock – outstanding or issuable	153,257,260	27,454,426	—
Shares authorized	750,000,000	150,000,000	150,000,000
Common stock authorized and available for future issuance	596,742,740	122,545,574	150,000,000
Preferred Stock
As of September 30, 2023, 50,000,000 preferred shares were authorized and no shares were outstanding.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Donations
In June 2023, the Company donated 56,938 shares of Class A common stock to charitable donor advised funds, and in August 2023, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation (“WPIF”), a 501(c)(3) nonprofit organization. The Company recognized $2.6 million and $3.2 million of charitable stock donation expense during the three and nine months ended September 30, 2023, respectively, representing the fair value of the shares on the date they were issued, which is recorded as a component of selling, general, and administrative expenses. Three of the Company’s directors serve on the board of directors of WPIF.
In May 2022, the Company issued 178,572 shares of Class A common stock to WPIF. The Company recognized $3.3 million of charitable stock donation expense during the nine months ended September 30, 2022. The Company did not recognize any charitable stock donation expense during the three months ended September 30, 2022.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021, and the Company no longer grants equity awards under any prior equity plan. Upon the 2021 Plan becoming effective, there were 11,076,515 shares of Class A common stock authorized under the 2021 Plan, and the remaining shares available for issuance under the 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, and 2019 Founder Stock Plan (collectively, the “Prior Plans”) were also made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares. In January 2022 and 2023, the board of directors approved an annual increase of 5,735,463 and 5,766,938 shares, respectively, to the shares authorized for issuance under the 2021 Plan, and 20,705,913 shares remained available for future issuance pursuant to new awards as of September 30, 2023.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP” and, collectively with the Prior Plans and the 2021 Plan, the “Plans”). The ESPP initially reserved and authorized the issuance of up to 2,215,303 shares of Class A common stock, and such reserve will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP. In January 2022 and 2023, the board of directors approved an annual increase of 1,147,092 and 1,153,387 shares, respectively, to the ESPP, and 4,210,184 shares remained available for future issuance pursuant to ESPP purchases as of September 30, 2023.
The fair value for ESPP purchase rights granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. ESPP purchase rights for 475,916 shares and 528,238 shares were granted during both the nine months ended September 30, 2023 and 2022, respectively. No ESPP purchase rights were granted during the three months ended September 30, 2023 and 2022.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following range of assumptions was used for ESPP purchase rights granted:

	Nine Months Ended September 30,
	2023	2022
ESPP purchase rights
Risk-free interest rates	4.0% - 5.2%	1.5% - 2.6%
Expected dividend yield	—	—
Expected term	0.5 - 2.0 years	0.5 - 2.0 years
Volatility	60%	53%
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
The following table presents other relevant ESPP information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares purchased under the ESPP	—	—	116,936	118,329
Stock-based compensation expense related to ESPP	$608	$638	$2,020	$2,095
Employee contributions	$459	$539	$1,455	$2,126
As of September 30, 2023, total unrecognized compensation costs associated with the ESPP was $1.9 million and is expected to be amortized over a weighted average period of 0.7 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$269	$236	$753	$693
Selling, general, and administrative expenses	16,022	24,065	53,330	77,516
Total stock-based compensation expense	$16,291	$24,301	$54,083	$78,209
Stock-based compensation expense for the three and nine months ended September 30, 2023 includes $10.4 million and $35.4 million related to the 2021 Founders Grant, as described below, respectively, and $4.4 million and $14.2 million in connection with RSUs, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2022 includes $18.7 million and $58.1 million related to the 2021 Founders Grant, respectively, and $3.8 million and $14.6 million in connection with RSUs, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Options
The fair value for stock options granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted in 2023 or 2022.
A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2022	2,965,144	$7.23	4.5	$21,243
Granted	—	—
Exercised	(727,932)	6.47		4,852
Forfeited	—	—
Balance at September 30, 2023	2,237,212	$7.48	4.3	$14,980

Exercisable as of September 30, 2023	2,237,212	$7.48	4.3	$14,980
Vested as of September 30, 2023	1,911,222	5.70	3.8
Unvested as of September 30, 2023	325,990	$17.95	7.5
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $3.1 million as of September 30, 2023, and is expected to be recognized over 0.6 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the nine months ended September 30, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	3,314,420	$29.06
Granted	1,677,009	13.27
Forfeited	(292,959)	23.27
Released	(839,551)	20.82
Vested and not yet released	(371,198)	29.48
Unvested as of September 30, 2023	3,487,721	$23.89
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $48.0 million and $22.3 million as of September 30, 2023, respectively, which is expected to be recognized over a weighted-average period of 1.2 years and 0.6 years, respectively. No PSUs were granted, forfeited, released or vested during the nine months ended September 30, 2023.
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
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of September 30, 2023, the total lease terms of the various leases range from 1 to 11 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table presents the assets and liabilities related to the Company’s leases:

	September 30, 2023	December 31, 2022
Lease assets:
Right-of-use assets	$120,359	$127,014
Total lease assets	120,359	127,014

Lease liabilities:
Current lease liabilities	23,086	22,546
Non-current lease liabilities	147,096	150,832
Total lease liabilities	$170,182	$173,378
The following table details the Company’s net lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$7,853	$6,408	$22,784	$18,701
Variable lease expense(1)	359	920	1,607	2,794
Net lease expense	$8,212	$7,328	$24,391	$21,495
(1) Variable lease expense primarily consists of contingent rent.

The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2023	$7,559
2024	33,661
2025	34,612
2026	33,782
2027	30,577
Thereafter	58,749
Future minimum lease payments	198,940
Impact of discounting	28,758
Present value of lease payments	$170,182
(1) The year 2023 and 2024 include $2.6 million and $7.8 million of expected cash inflows from TIAs. Operating lease payments exclude $9.3 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following table presents other relevant lease information:

September 30, 2023
Weighted average remaining lease term (years)	5.7
Weighted average discount rate	4.8%

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
Other than letters of credit outstanding of $4.3 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws. The matter is currently pending in the United States District Court for the Northern District of California. Pham v. Warby Parker Inc. (Case No. 5:23-cv-01884-NC; N.D. Cal.). On June 16, 2023, another former employee filed a related representative action in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Chery v. Warby Parker Inc. (Case No. 23CV417693; Cal. Super. Ct.). Since that time, one additional follow on Private Attorneys General Act lawsuit has been filed. We deny the allegations and intend to oppose the certification of any class or award of civil penalties, and to defend the each

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
litigation vigorously. However, given the early stage of each litigation, the Company is unable to estimate the possible loss or range of loss, if any, that may result from these matters.
In addition to the matters described above, as of September 30, 2023, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders - basic and diluted	$(17,413)	$(23,843)	$(44,150)	$(90,142)
Denominator
Weighted average shares, basic and diluted	118,003,640	115,249,431	116,995,545	114,681,893
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.21)	$(0.38)	$(0.79)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	2,237,212	3,157,931	2,237,212	3,157,931
Unvested restricted stock units	3,487,721	3,035,390	3,487,721	3,035,390
Unvested performance stock units	4,397,688	4,397,688	4,397,688	4,397,688
ESPP purchase rights	423,869	350,055	423,869	350,055
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
The loans are held by current and former employees and had a balance of $2.5 million at both September 30, 2023 and December 31, 2022. No loans are outstanding with any of our executive officers.
During each of the three and nine months ended September 30, 2023 and 2022, the outstanding loan balance increased by an immaterial amount due to interest. No new promissory notes were issued during the nine months ended September 30, 2023 and 2022.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
12. Subsequent Events
Lease Obligations
Subsequent to September 30, 2023, the Company entered into 7 operating lease agreements for retail space in the U.S., with terms ranging from 7 to 8 years. Total commitments under the new agreements are approximately $3.8 million, payable over the terms of the related agreements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Annual Report”). Data as of and for the three and nine months ended September 30, 2023 and 2022 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 227 retail stores.
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
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. Working closely with our nonprofit partners, we distribute glasses to people in need in more than 50 countries globally and many parts of the United States. Over 15 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
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

Financial Highlights
For the three months ended September 30, 2023 and 2022:
•we generated net revenue of $169.8 million and $148.8 million, respectively;
•we generated gross profit of $92.7 million and $84.4 million, respectively, representing a gross profit margin of 54.6% and 56.7%, respectively;
•we generated net loss of $17.4 million and $23.8 million, respectively; and
•we generated adjusted EBITDA of $11.0 million and $11.9 million, respectively.
For the nine months ended September 30, 2023 and 2022:
•we generated net revenue of $507.9 million and $451.6 million, respectively;
•we generated gross profit of $278.2 million and $260.4 million, respectively, representing a gross profit margin of 54.8% and 57.7%, respectively;
•we generated net loss of $44.2 million and $90.1 million, respectively; and
•we generated adjusted EBITDA of $42.9 million and $18.6 million, respectively.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. The current economic downturn, rising inflation and interest rates, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. For example, during the third quarter of 2023, we continued to see lower overall sales growth rates than we have historically experienced as consumer activity within the optical industry has not recovered to pre-pandemic growth levels and is expected to remain flat in 2023 based on The Vision Council’s projections. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however, the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Active Customers (in thousands)	2,303	2,262	2,303	2,262
Store Count(1)	227	190	227	190
Adjusted EBITDA(2) (in thousands)	$11,031	$11,926	$42,943	$18,637
Adjusted EBITDA margin(2)	6.5%	8.0%	8.5%	4.1%
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
As of September 30, 2023, 183 out of our 227 retail stores offered in-person eye exams.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(17,413)	$(23,843)	$(44,150)	$(90,142)
Adjusted to exclude the following:
Interest and other income (loss), net	(2,655)	183	(6,815)	75
Provision for income taxes	301	(12)	538	574
Depreciation and amortization expense	9,760	8,342	28,184	22,947
Asset impairment charges	757	1,097	1,407	1,509
Stock-based compensation expense(1)	16,466	24,358	54,496	78,603
Non-cash charitable donation(2)	2,591	—	3,191	3,270
Amortization of cloud-based software implementation costs(3)	853	96	1,679	96
ERP implementation costs(4)	371	170	4,413	170
Restructuring costs(5)	—	1,535	—	1,535
Adjusted EBITDA	11,031	11,926	42,943	18,637
Adjusted EBITDA margin	6.5%	8.0%	8.5%	4.1%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended September 30, 2023 and 2022, the amount includes $0.2 million and $0.1 million, respectively, of employer payroll costs associated with releases of RSUs and option exercises. For both the nine months ended September 30, 2023 and 2022, the amount includes $0.4 million of employer payroll costs associated with releases of RSUs and option exercises.
(2)    Represents charitable expense recorded in connection with the donation of 56,938 shares of Class A common stock to charitable donor advised funds in June 2023 and 178,572 shares of Class A common stock in both August 2023 and May 2022 to the Warby Parker Impact Foundation.
(3)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(4)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.
(5)    Represents employee severance and related costs for our restructuring plan that was executed in August 2022.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net revenue	$169,849	$148,777	$507,910	$451,619
Cost of goods sold	77,117	64,359	229,752	191,208
Gross profit	92,732	84,418	278,158	260,411
Selling, general, and administrative expenses	112,499	108,090	328,585	349,904
Loss from operations	(19,767)	(23,672)	(50,427)	(89,493)
Interest and other income (loss), net	2,655	(183)	6,815	(75)
Loss before income taxes	(17,112)	(23,855)	(43,612)	(89,568)
Provision for income taxes	301	(12)	538	574
Net loss	(17,413)	(23,843)	(44,150)	(90,142)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4%	43.3%	45.2%	42.3%
Gross profit	54.6%	56.7%	54.8%	57.7%
Selling, general, and administrative expenses	66.2%	72.6%	64.7%	77.5%
Loss from operations	(11.6)%	(15.9)%	(9.9)%	(19.8)%
Interest and other income (loss), net	1.5%	(0.1)%	1.3%	—%
Loss before income taxes	(10.1)%	(16.0)%	(8.6)%	(19.8)%
Provision for income taxes	0.2%	—%	0.1%	0.2%
Net loss	(10.3)%	(16.0)%	(8.7)%	(20.0)%
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
Comparison of the Three Months Ended September 30, 2023 and 2022
Net Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net revenue	$169,849	$148,777	$21,072	14.2%
Net revenue increased $21.1 million, or 14.2%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due an increase in average revenue per customer, to $284 from $258 in the prior year period, as well as a 1.8% increase in active customers. Average revenue per customer growth was driven by an increase in units per order, as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$77,117	$64,359	$12,758	19.8%
Gross profit	92,732	84,418	8,314	9.8%
Gross margin	54.6%	56.7%		(2.1)%
Cost of goods sold increased by $12.8 million, or 19.8%, for the three months ended September 30, 2023 compared to the same period in 2022, and increased as a percentage of revenue over the same period by 210 basis points, from 43.3% of revenue to 45.4% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2023 and the fourth quarter of 2022.
Gross profit, calculated as net revenue less cost of goods sold, increased by $8.3 million, or 9.8%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 210 basis points for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increased costs associated with optometrists as we scale our eye exam offering, and increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 190 stores as of September 30, 2022 to 227 stores as of September 30, 2023.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$112,499	$108,090	$4,409	4.1%
As a percentage of net revenue	66.2%	72.6%		(6.4)%
Selling, general, and administrative expenses increased $4.4 million, or 4.1%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by increased marketing expenses and increased technology costs, mainly driven by the implementation of our new ERP system, partially offset by an $8.0 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q).
Interest and Other Income (Loss), Net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest and other income (loss), net	$2,655	$(183)	$2,838	1,550.8%
As a percentage of net revenue	1.5%	(0.1)%		1.6%
Interest and other income (loss), net increased $2.8 million, or 1,550.8%, for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher interest rates on our cash and cash equivalents balance.

Provision for Income Taxes

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$301	$(12)	$313	2,608.3%
As a percentage of net revenue	0.2%	—%		0.2%
Provision for income taxes increased $0.3 million, or 2,608.3%, for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and foreign provision to return adjustments related to the 2022 Canadian corporate income tax return.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Net revenue	$507,910	$451,619	$56,291	12.5%
Net revenue increased $56.3 million, or 12.5%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due an increase in average revenue per customer, to $284 from $258 in the prior year period, as well as a 1.8% increase in active customers. Average revenue per customer growth was driven by an increase in units per order, as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of goods sold	$229,752	$191,208	$38,544	20.2%
Gross profit	278,158	260,411	17,747	6.8%
Gross margin	54.8%	57.7%		(2.9)%
Cost of goods sold increased by $38.5 million, or 20.2%, for the nine months ended September 30, 2023 compared to the same period in 2022, and increased as a percentage of revenue over the same period by 290 basis points, from 42.3% of revenue to 45.2% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs, particularly related to the growth in our contact lens offering, and optical laboratory costs associated with our sales growth, as well as increases in store occupancy, store depreciation, and prescription services expenses due to new retail stores opened in 2023 and the fourth quarter of 2022.
Gross profit, calculated as net revenue less cost of goods sold, increased by $17.7 million, or 6.8%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 290 basis points for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increases in store occupancy costs as a percent of revenue primarily due to increased depreciation and rent charges as we grew our store base from 190 stores as of September 30, 2022 to 227 stores as of September 30, 2023, and increased prescription services costs as the number of stores with optical examination rooms grew.

Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$328,585	$349,904	$(21,319)	(6.1)%
As a percentage of net revenue	64.7%	77.5%		(12.8)%
Selling, general, and administrative expenses decreased $21.3 million, or 6.1%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily driven by a $24.1 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and lower marketing costs, including costs associated with our Home Try-On program, in the first half of the year, which decreased to 11% of revenue in the nine months ended September 30, 2023 compared to 15% in the same period of 2022. The decrease was partially offset by increased technology costs, mainly driven by the implementation of our new ERP system.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Interest and other income, net	$6,815	$(75)	$6,890	9,186.7%
As a percentage of net revenue	1.3%	—%		1.3%
Interest and other income, net increased $6.9 million, or 9,186.7%, for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher interest rates on our cash and cash equivalents balance.
Provision for Income Taxes

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$538	$574	$(36)	(6.3)%
As a percentage of net revenue	0.1%	0.2%		(0.1)%
Provision for income taxes was flat for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and the establishment of a valuation allowance.
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
Our business has historically experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year, as discussed above. In 2022, this historical trend was offset by specific actions we took to reduce costs, including a reduction in marketing spend beginning in the second quarter and a reduction in corporate headcount in connection with our restructuring plan that was executed in the third quarter. These actions contributed to a sequential decline in selling, general, and administrative costs from quarter to quarter in 2022, however, 2023 has followed historic trends.

In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of September 30, 2023, we had cash and cash equivalents of $216.0 million, which was primarily held for working capital purposes, and an accumulated deficit of $647.8 million. As of December 31, 2022, we had cash and cash equivalents of $208.6 million, which was primarily held for working capital purposes, and an accumulated deficit of $603.6 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
However, our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for additional operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, rising interest and inflation rates, geopolitical unrest, and other macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
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
Other than letters of credit outstanding of $4.3 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2022 Credit Facility or 2013 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$47,326	$(13,469)
Net cash used in investing activities	(41,098)	(45,966)
Net cash provided by financing activities	2,141	2,094
Effect of exchange rates on cash	(989)	(1,190)
Net increase (decrease) in cash and cash equivalents	$7,380	$(58,531)
Cash Flows from Operating Activities
Net cash provided by operating activities was $47.3 million for the nine months ended September 30, 2023, consisting of a net loss of $44.2 million adjusted for $88.6 million of non-cash expenses and $2.9 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $54.1 million of stock-based compensation, $28.2 million of depreciation and amortization, $3.2 million of non-cash charitable contributions, $1.7 million of amortization of cloud-based software implementation costs, and $1.4 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue and accrued expenses, partially offset by decreases in inventory, net lease liabilities, other non-current assets, and accounts payable.
Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2022, consisting of a net loss of $90.1 million, adjusted for $105.9 million of non-cash expenses and $29.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $78.2 million of stock-based compensation, $22.9 million of depreciation and amortization, $3.3 million of non-cash charitable contributions, $1.5 million of asset impairment charges, and $0.1 million of amortization of cloud-based software implementation costs. The changes in operating assets and liabilities were primarily driven by an increase in net inventory to support the growth of our business and an increase in other non-current assets related to investments in the implementation of our new ERP system and other technology infrastructure, and decreases in accounts payable, accrued expenses, and deferred revenue, partially offset by an increase in net lease liabilities in connection with new retail location leases entered into in 2022.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $41.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs, and an investment in a private optical equipment company.

For the nine months ended September 30, 2022, net cash used in investing activities was $46.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $2.1 million, which was primarily related to proceeds from shares issued in connection with our ESPP and stock option exercises.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2023 consisted of $216.0 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
Inflation Risk
We believe that inflation, including from geopolitical unrest and other macroeconomic factors, has had a limited impact on our business, financial condition, and results of operations. Inflation may, however, have an impact on raw materials, transportation, labor, construction, rent, and other costs which materially impact operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Remediation Measures
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. We have made progress in the following areas, among others, during 2022 and the first nine months of 2023:
•development of IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our proprietary system;
•selected an enterprise resource planning system, hired an implementation partner, implemented the primary modules of the system, and are in the process of implementing additional enhancements which will provide improvements to our IT-dependent and application controls to help prevent and detect errors, enforce segregation of duties, and permit controls around the review of manual journal entries;
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2023, the Company issued 178,572 shares of Class A common stock for no consideration to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. The shares donated were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Issuer Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c) Securities Trading Arrangements of Directors and Section 16 Officers
Except as described below, during the quarter ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
On August 29, 2023, Steve Miller, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 112,461 shares of our Class A common stock. The aggregate number of shares sold under the plan may differ based on tax withholdings for vesting stock awards. The trading arrangement will expire on December 31, 2024 or earlier if all transactions under the trading arrangement are completed.
On September 14, 2023, Neil Blumenthal, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 950,000 shares of our Class A common stock. The trading arrangement will expire on December 31, 2024 or earlier if all transactions under the trading arrangement are completed.

On September 14, 2023, Dave Gilboa, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,209,080 shares of our Class A common stock. The trading arrangement will expire on December 31, 2024 or earlier if all transactions under the trading arrangement are completed.

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
Date: November 8, 2023

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer