Form 10-K
period 2023-12-31
Warby Parker Inc.
filed 2024-02-29
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was $988,276,364 based on the closing price of $11.69 per share of common stock as reported on the New York Stock Exchange.
As of February 26, 2024, there were 98,374,114 shares of the registrant's Class A common stock and 19,788,682 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.
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
•We have a history of losses, and we may be unable to achieve or sustain profitability.
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
Risks Related to Ownership of Our Class A Common Stock
•The trading price of our Class A common stock has been volatile and could decline significantly and rapidly.
•Our Co-Founders and Co-CEOs, Neil Blumenthal and Dave Gilboa, if they choose to act together and if they exercise and/or settle their options and restricted stock units (“RSUs”) that will exercise or settle into Class B common stock, have the ability to exercise significant influence over all matters submitted to stockholders for approval, including exercising significant control over the outcome of director elections.
•We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.
General Risk Factors
•Changes in general economic conditions could reduce consumer demand for our products and services and otherwise negatively impact our business.
•The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

Part I.
Item 1. Business

Our Brand
Warby Parker is a mission-driven, lifestyle brand that operates at the intersection of design, technology, healthcare, and social enterprise. We stand for fun, creativity, and doing good in the world. Every day, our team of over 3,000 employees is focused on our mission to inspire and impact the world with vision, purpose, and style (without charging a premium for it). Our ultimate objective is to provide vision for all. As a pioneer of the direct-to-consumer model, and now through our multichannel business, we have unlocked access to affordable, quality eye care for millions.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 237 retail stores as of December 31, 2023.

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
Our Direct-to-Consumer Model
An amazing customer experience at Warby Parker is no accident—it happens when every possible path to our product is as delightful and thoughtful as the next. When we started Warby Parker 14 years ago, there were not many examples of brands that had launched online. Yet we believed that building a digitally native, vertically integrated brand would enable us to circumvent traditional channels, directly build meaningful relationships with consumers, and offer high-quality products at a reasonable price. Since then we have added many additional ways to engage with consumers—from our 237 retail stores to our Virtual Vision Test telehealth app—all with the intention of making the shopping process easy and fun for our customers.
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
•Sustainable, Predictable Growth. Eye care purchases are predominantly a non-discretionary medical necessity. Prescription eyewear consumers purchase new glasses approximately every two years, while contact lens customers typically reorder every 12 months. Given our brand’s strength and replenishment cycle, we believe we have significant opportunity ahead to grow our wallet share, and delight more and more customers.
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
Our Holistic Vision Care Offering
Since our launch, we have expanded our product and service offering, creating a seamless and convenient shopping experience for customers interested in not only buying eyeglasses and sunglasses but also contact lenses, eye exams and more. We’ve also introduced groundbreaking in-house technologies like Virtual Vision Test and Virtual Try-On to enhance the overall customer experience. This ongoing innovation is driven by our team’s commitment to solving real consumer problems while building a holistic vision care offering that is unparalleled within the market.
Eyeglasses and Sunglasses
Every pair of Warby Parker glasses and sunglasses is dreamed up in-house, where our team gathers inspiration, sketches designs, and maps out product details for prototyping. On average, we release 20 new eyewear collections each year, often incorporating patented designs and extended sizing to offer our customers products that not only fit well but look great. As for frame materials, we select premium—from custom-designed cellulose acetate to ultra-lightweight titanium. Our frames come standard with impact-resistant polycarbonate lenses that block 100% of UVA and UVB rays, plus all our glasses lenses are equipped, at no extra cost, with scratch-resistant and anti-reflective coatings.
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
Eye Exams and Vision Tests
We offer multiple ways for customers to get prescriptions and keep their vision in tip-top shape. From friendly and knowledgeable in-person exams at 194 of our retail stores as of December 31, 2023 to innovative telehealth services like our Virtual Vision Test app, we provide access to convenient and accessible vision services for primary vision care needs through optometrists employed either by us or by independent professional corporations or similar entities with whom we have contractual arrangements. Throughout their shopping experience, our patients’ health and happiness is our top priority.

The Eyewear Market is Large, Growing, and Ripe for Disruption
Large and Growing Market
The U.S. eyewear market is large and growing. The Vision Council defines the U.S. eyewear market as an approximately $66 billion industry(1) as of December 2023, up from $63 billion in 2022, that has exhibited consistent, stable growth across multiple economic cycles, and estimates the U.S. prescription eyeglasses and sunglasses market to be approximately $24 billion(1), flat to the prior year. Independent optical retailers made up approximately 50% of all prescription optical retail sales in 2023(1), while optical retail chains made up the majority of the remainder. Globally, the eyewear market was approximately $184 billion in 2023, according to Statista. The industry includes optical retailers’ revenue from the sales of products (including glasses, sunglasses, and contact lenses) and eye care services provided by vision care professionals, including eye exams.
The eyewear industry is resilient to economic cycles given its medical and non-discretionary nature and is defined by durable fundamentals and trends including:
•Most people need vision correction: The Vision Council reported that approximately 80% of adults in the United States use some form of vision correction, equating to approximately 208 million people. In addition, the number of Americans ages 65 and older will nearly double over the next 40 years, reaching 80 million in 2040, according to the U.S. Census Bureau. It is estimated that at least 93% of people aged 65 and older wear corrective lenses, as older adults require more vision correction.
•Consistent replenishment cycle: Glasses wearers purchase new glasses approximately every two years, according to the Vision Council. Additionally, an estimated 53 million people in the United States wear contact lenses that are typically disposable, replaced on a daily, weekly, or monthly basis, driving frequent repurchase. Nearly 80% of contacts wearers purchase contact lenses at least once per year.
•Increasing screen time usage: With the rising usage of smartphones, tablets, computers, and other devices, three out of four adults report experiencing digital eye strain at some point during the day, contributing significantly to increased vision correction needs and a steady influx of new customers within the eyewear market.
•Acceleration of e-commerce penetration: While e-commerce penetration is at an all-time high in the U.S. and abroad, it is relatively small in the eyewear industry, representing approximately 10% of prescription eyeglasses sales in 2023 according to The Vision Council.
•Increasing prominence of telehealth: The Vision Council reported that over 50% of people receiving an eye exam would be interested in having a virtual or telehealth eye exam. Direct-to-consumer telehealth is expected to grow by nearly 50% by 2028, reflecting an evolution of consumer preferences from in-person to remote medical care.
We believe these factors contribute to rising vision correction needs and a steady influx of new customers who expect an exceptional vision care experience. Industry-wide, a significant portion of customers who use prescription glasses or contacts purchase them from their prescriber. By contrast, the majority of our customers have historically obtained their prescriptions from non-Warby Parker doctors, underscoring the opportunity to expand our own optometric and telehealth services and offer these services to more of our customers. While Warby Parker currently has relationships with only a few vision care insurers in the United States, the majority of our optometric services are covered, in part, as out-of-network services by vision care insurers and major carriers. Our Virtual Vision Test is not covered by vision insurance, but we believe customers will continue to use our telehealth services given the convenience and modest cost. To the extent we expand to partner with more vision care insurers, we will have to negotiate with each individual insurer for coverage of the cost of our optometric and telehealth services, which may incur additional time, cost, and resources. According to Statista, the industry is projected to accelerate at a rate above GDP, with an outlook of 6.7% CAGR from 2023 to 2027, supported by secular trends.
(1) In 2023, The Vision Council updated its market sizing and allocation methodology within the vision care space. It now estimates the total U.S. eyewear market to be approximately $66 billion in size, compared to $76 billion in the 2022 report; the prescription eyeglasses and sunglasses market is $24 billion, compared to $36 billion in the 2022 report; and independent retailers make up approximately 50% of the market, compared to 40% in the 2022 report.
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
The legacy optical industry is highly concentrated amongst a few industry players that have created an illusion of choice for consumers. While there are approximately 45,000 optical retail stores in the U.S. as of December 2023, consumers are often unaware that power is consolidated among a handful of companies, whose influence spans the full eyewear value chain from design, to manufacturing, distribution, retailing, and insurance.
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
•Expanding Our Retail Footprint. Stepping into one of our retail stores brings the Warby Parker brand to life; each store showcases our latest product and service offerings while driving brand awareness and total market growth. Our current retail footprint is national and operates across urban and suburban communities with street, lifestyle, and mall locations. Our U.S. retail footprint has a long runway for expansion. Based on analysis we conducted with a third-party research firm in 2021, we expect that our retail footprint has room to expand in the U.S. to 900+ retail stores, which is still a fraction of the approximately 45,000 optical retail stores in the United States as of December 2023. We are highly selective and discerning about each retail store we open, and we believe our retail stores embody the brand, are efficient customer acquisition vehicles, and will generate significant free cash flow over time.
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
•Expanding Our Holistic Vision Care Offering. We plan to continue to build upon our existing products, while selectively introducing new offerings that aim to surprise and delight both new and existing customers. This includes strengthening our offering and position within:
•Glasses. On average, we release 20 eyewear collections each year; we will continue to scale our core glasses offering by introducing new sizes, shapes, widths, lens offerings, and more to ensure as many people as possible can find a frame that fits, functions, and looks great.
•Contact Lenses. The contact lens market is estimated at $12.1 billion as of December 31, 2023 and contributed only 8.6% to Warby Parker net revenue for the year ended December 31, 2023.
•Eye Exams and Vision Care. The eye exams and vision care market is estimated at $10.6 billion as of December 31, 2023 and contributed only 4.3% to Warby Parker net revenue for the year ended December 31, 2023.
•Vision Insurance. Vision insurance is used on over 50% of purchases made in the vision care market as of December 31, 2023 and contributed a small portion of Warby Parker net revenue for the year ended December 31, 2023.
For each of these opportunities, we have established businesses that are growing rapidly and can scale over time.
•Evaluating Potential Expansion into New International Markets. With over 4 billion people globally in need of vision correction, we recognize there is a significant opportunity to introduce customers across the globe to our brand. Expanding internationally would add approximately $120 billion to our total addressable market. As we grow, we will continue our strategy of evaluating opportunities to open distinctive retail stores in select locations and providing our customers with an engaging online experience.
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
The Home Try-On program is very unique to our business and maintains a high conversion rate from try-on to purchase.
Retail Stores
As of December 31, 2023, our retail footprint included 237 retail stores, including 232 locations in the U.S. and 5 locations in Canada. We are located in 41 states or provinces, 178 cities, and 83 Core Markets, and our retail stores are in 48 of the 50 most populous Core Markets in the U.S. Core Market refers to a Core-Based Statistical Area as defined by the U.S. Census Bureau. All of our retail stores are corporate-owned, and we have no franchise retail stores, which allows us complete control over the customer experience.
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
Manufacturing and Supply Chain
The Warby Parker supply chain is an agile and integrated network that works to get the right order to the right place at the right time. We partner with a large network of more than 30 partners for frame factories, lens and case/kit suppliers, distribution centers, optical laboratories, and freight-forwarding and logistics companies all over the globe. We also leverage our retail locations and in-house optical laboratories in Sloatsburg, New York, and Las Vegas, Nevada.
In addition to fulfilling prescription eyewear orders, our supply chain also supports the Warby Parker Home Try-On program, contacts, sunglasses, gift cards, accessories, and returns fulfillment, as well as the distribution of all goods. These operations are handled out of multiple fulfillment centers in the U.S.
All of our frames are designed at our New York City headquarters, and we handpick raw materials and the suppliers who have the expertise and skills to bring them to life. These deliberate decisions help us stay true to our original aesthetic vision as well as regulatory and performance results. We work with raw material vendors on proprietary development, in addition to frame suppliers on their production methods and machinery to achieve best-in-class performance standards.
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
Vendor Accountability
Alongside the independent fair-labor monitoring group Verité, we piloted the Warby Parker Social Compliance Program in 2012 and formalized it for our direct and key indirect suppliers in 2013. All new direct and key indirect suppliers since have been screened using our social compliance criteria. All of our active direct suppliers in China, Vietnam, and Japan are audited to ensure compliance with our program, and we continue to expand the program to new suppliers. We define active direct suppliers as product suppliers that we directly transact with, that each represent more than 10% of our business, and with which we have purchase orders, inventory shipments, and/or payment transactions within the calendar year.
In 2023, we onboarded The British Standards Institution (“BSI”), a signatory of the United Nations Global Compact, to build out an in-depth program in Italy that more closely mirrors our criteria in Asia. We audited our highest volume supplier in 2023 and have built a pathway to audit other suppliers in the region. With BSI’s global reach, this engagement also provides us with a secondary audit partner for Asia should it be required.
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
Our Competition
Competition in the eyewear industry is principally on the basis of brand image and recognition, as well as product quality, price, innovation, and style. We believe that we successfully compete on the basis of our highly compelling price point combined with uncompromising quality, differentiated consumer experience, and an authentic brand promise. In addition, we believe our vertically integrated supply chain allows us more effective control over our product and brand. We are also differentiated by our cross-platform, multi-generational creative and marketing strategies that increase brand-awareness and strengthens consumer loyalty. Approximately half the market is fragmented and eyewear is sold through independent optical shops who drive the majority of their revenue through eyewear sales. This is unique in the medical world as it’s one of the only places where a prescribing doctor can sell you the product they prescribe.
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
These laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. As we expand our business into new markets or introduce new products, features, or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions. For additional information on the laws and regulations applicable to us, see Item 1A, “Risk Factors—Risks related to our Legal and Regulatory Environment.”
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
Our business has historically experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year, as discussed above. In 2022, this historical trend was offset by specific actions we took to reduce costs, including a reduction in marketing spend beginning in the second quarter and a reduction in corporate headcount in connection with our restructuring plan that was executed in the third quarter. These actions contributed to a sequential decline in selling, general, and administrative costs from quarter to quarter in 2022, however, 2023 has followed historical trends. In the future, seasonal trends may cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
Impact Reporting
Since 2018, Warby Parker has published an annual Impact Report to evaluate and communicate the economic, environmental, and social impacts of our everyday business activities. Completing a yearly report, as benchmarked against the universally recognized GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards Board, now under the oversight of the International Sustainability Board) frameworks, gives us the opportunity to examine how we’re aligning with our core values, assess if we’re growing responsibly, and to manage change more effectively. As a public benefit corporation, we are required to provide a biennial report on our impacts. We intend to use our annual Impact Reports to serve as such statement.
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
As of December 31, 2023, we held 17 issued utility patents in the United States and 25 issued utility patents outside of the United States; four design patents in the United States and 49 issued design registrations outside of the United States; and 52 utility patent applications (including active PCT applications) pending in the United States and other countries, and five design patent applications pending in the United States. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to our business as a whole.
We have trademark rights in our name and other brand indicia and, as of December 31, 2023, have 42 trademark registrations and 11 active applications for select marks in the United States as well as 91 trademark registrations and active applications in 28 other jurisdictions around the world. As of December 31, 2023, we have also registered ten copyrights in the United States. We also register domain names for certain websites that we use in our business, such as www.warbyparker.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property and determine whether to seek patent protection or trademark or copyright registrations.

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
Employees and Human Capital Resources
As of December 31, 2023, we had a total of 3,491 employees, including 2,140 full-time, 1,333 part-time, and 18 temporary employees, across 237 retail stores, two in-house optical laboratories, and two offices in the United States. We also engage contractors and consultants from time to time. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, Customer Experience and Retail teams, laboratory personnel, and other professionals, and it is crucial that we continue to attract, develop and retain valuable employees. To facilitate talent attraction, development and retention, we strive to make Warby Parker a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by what we believe are strong compensation and benefits programs. We believe that our employee relations are strong.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk and uncertainty. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, before making an investment decision. The occurrence of any of the following risks and uncertainties could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your original investment.

Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
We have grown rapidly over the last several years, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. For example, we launched our first “store within a store” retail concept starting in 2010 in cities such as New York, Nashville, and San Francisco, followed by our first permanent retail store in New York in 2013. Since then, we have grown to 237 retail stores across the United States and Canada as of December 31, 2023. Additionally, our net revenue increased 12.0% from $598.1 million for the year ended December 31, 2022 to $669.8 million for the year ended December 31, 2023. To effectively manage and capitalize on our growth, we must continue to strengthen engagement with our existing customers, grow our brand awareness, expand our retail footprint, invest in design and technology, expand our vision care offering, and evaluate potential opportunities to expand into new international markets. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Moreover, the vertically integrated nature of our business, where we design all of our own glasses in our New York headquarters, contract manufacture all of our glasses frames, fulfill the glasses we sell at our own optical and fulfillment laboratories as well as at third-party contract laboratories, sell our products exclusively through our own retail stores, e-commerce site and mobile application, and service our products, exposes us to risk and disruption at many points that are critical to successfully operating our business, and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.
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
Many of our existing retail stores are relatively new and these retail stores or future retail stores may not generate net revenue and cash flow comparable with those generated by our more mature stores, especially as we move to new or expand in existing geographic markets. Approximately 65% of our retail stores have been opened in the last five years. Our success in opening and operating new stores depends on many factors, including, among others, our ability to:
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
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., China, Taiwan, Italy, Vietnam, and Japan, and, in particular, over half of the cellulose acetate used to produce many of our frames is provided by a single supplier. Aside from the cellulose acetate that we source ourselves, our contract manufacturers purchase many of these components on our behalf, including sun lenses, demo lenses, hinge and core kits, and branded logos, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited, which may be heightened in the event of global supply chain disruption. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers. See “--Risks Related to Our Dependence on Third Parties--We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.”
In addition, substantially all of our components are shipped directly from our contract manufacturers to our optical laboratories in the United States or our third-party optical laboratories in the United States and China, where lenses are cut and mounted into frames. These laboratories process most of the glasses ordered by our customers. Once processed at the laboratories, the finished products are then sorted and shipped using third-party carriers to our retail stores for customer pickup or directly to our customers. Our glasses frames for our Home Try-On program are shipped directly from our contract manufacturers to our third-party distribution center in the United States for shipment directly to our customers. We depend in large part on the orderly operation of this distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our optical laboratory network and third-party distribution center. Increases in transportation costs (including increases in fuel costs), issues with overseas shipments, supplier-side delays, reductions in the transportation capacity of carriers, labor strikes or shortages in the transportation industry, disruptions to the national and international transportation infrastructure, and unexpected delivery interruptions or delays also have the potential to derail our distribution process.
Moreover, volatile economic conditions may make it more likely that our suppliers and logistics providers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. In addition, international supply chains have been and may in the future be impacted by events outside of our control, including but not limited to global pandemics and geopolitical conflicts, and limit our ability to procure timely delivery of supplies or finished goods and services. We face additional risks related to the optical laboratory we contract with in China and suppliers in China, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs, and duties.
We source components from suppliers located in China. The U.S. government has implemented tariffs on specified products imported into the United States from China, and may impose additional tariffs or other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs or other trade restrictions. While we have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, including by continuing to diversify our supplier base in locations outside of China, costs with respect to products subject to these tariffs have increased. If we are unable to mitigate the full impact of the enacted tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further and our financial results may be negatively affected. Further increases in China tariffs will impact our business and our financial results may also be impacted by any resulting economic slowdown.
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
We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.
We rely heavily on our proprietary information technology (“IT”) and enterprise resource planning systems (“ERP”) for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating orders to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems, including point-of-sale systems. We continuously evaluate our systems landscape and we may have to upgrade our IT systems or implement new technology systems from time to time in order to support the needs of our business and remediate our material weaknesses. Costs and potential problems and interruptions associated with such upgrades and implementations, or with maintenance or adequate support of existing IT systems, could disrupt or reduce the efficiency of our operations, inhibit our ability to remediate our existing material weaknesses, or lead to new material weaknesses.
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
Our IT and ERP systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics, and natural disasters; and our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages.
Our IT and ERP systems and the IT systems of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks, databases, or other IT systems, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify our private and sensitive third-party information including personal health information, credit card and other payment card information, and personal information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized access to or release of sensitive, personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively anticipate or address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of this information and the security of our IT systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, personal and confidential information that we handle. For example, in 2018, we experienced a credential stuffing attack in which malicious third parties likely used credentials compromised in data breaches suffered by other, unaffiliated companies to access accounts on our platform. In 2019, we received notice from the Office for Civil Rights, or OCR, of the U.S. Department of Health and Human Services indicating that OCR would begin an investigation regarding the incident and our compliance with the Health Insurance Portability and Accountability Act (“HIPAA”) Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with such rules. To resolve the open investigations, OCR may, among other actions, request a monetary settlement and/or a corrective action plan for a period of one to three years, including through a resolution agreement, or impose civil money penalties for non-compliance. We continue to work on a resolution with OCR.
While we employ a number of security measures designed to prevent, detect, and mitigate the potential for harm to our business or to our users from security incidents, such as from malicious cyber attacks or theft or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such breach, attack, virus, or other event could result in additional costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.
We also rely on a number of third-party service providers to operate our critical business systems, provide us with software, and process confidential, sensitive and personal information, such as the payment processors that process customer credit card payments, which expose us to security risks outside of our direct control and our ability to monitor these third-party service providers’ data security is limited. Certain of our vendors have experienced security incidents in the past, and we expect that other vendors or third-party service providers will experience security incidents in the future that could compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the IT systems and confidential and personal information under our control, we cannot ensure that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased since the COVID-19 pandemic. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
A security breach may also cause us to breach our contractual obligations. Our agreements with certain customers, business partners, or other stakeholders may require us to use industry-standard or reasonable measures to safeguard confidential, sensitive and personal information. As a healthcare provider and to the extent we provide services to healthcare providers, we are also subject to laws and regulations such as the HIPAA Security Rule that require us to adhere to specific technical safeguards, or to use industry-standard or reasonable security measures to safeguard certain information. A security incident could lead to claims by our customers, business partners, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. In addition, our inability to comply with data privacy or security obligations in our contracts or our inability to flow down such obligations to our vendors, collaborators, other contractors, or consultants may cause us to breach our contracts. As a result, we could be subject to legal action or our customers or business partners could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.
In addition, any access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU, UK and United States. In addition, although we seek to detect and investigate all data security incidents, security breaches, and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
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
We have historically generated a significant portion of our revenue from our retail stores, and our growth strategy depends, in large part, on acquiring customers through the growth of our retail store base and expansion of our existing retail store operations. Our ability to successfully open and operate new retail stores depends on many factors, which are discussed in more detail under “--We have grown rapidly in recent years and have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.”
The growth of our e-commerce channel is also critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for glasses and contact lenses than e-commerce offerings in other industries such as consumer electronics and apparel. Improving upon the consumer in-store experience through an online platform is difficult due to broad consumer demands on selection, quality, convenience, and affordability. Changing traditional optical retail habits is difficult, and if consumers and retailers do not embrace online optical retail as we expect, our business and operations could be harmed. Moreover, even if more consumers begin to shop for glasses and contacts online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies, including the integration of artificial intelligence and machine learning, in a timely and cost-efficient manner, we could experience increased customer churn, which, in turn, would adversely affect our business and results of operations.
Our ability to attract new customers and increase net revenue and AOV from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate styles and trends as well as to anticipate and react to changing consumer demands in a timely manner. The success of new and/or enhanced products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost-effectiveness. We are building and improving machine learning models and other technological capabilities to drive improved customer experience, as well as efficiencies in our operations, such as optimized payment processing and customer service, and automated key support workflows. While we expect these technologies to lead to improvements in the performance of our business and operations, including inventory prediction and customer traffic prediction and management, we may be subject to new or heightened legal, ethical, and other challenges, and any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business.
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
•unpredictable nature of the impact of a pandemic, such as COVID-19, or a future outbreak of disease or similar public health concern;
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
Many of our competitors have greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. As a result, they may be able to engage in extensive and prolonged price promotions or otherwise offer more competitive prices, which may adversely affect our business. They may also be able to spend more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. If our costs are greater compared to those of our competitors, the pricing of our products and services may not be as attractive, thus depressing sales or the profitability of our products and services. Our competitors may expand into markets in which we currently operate and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of glasses and contact lenses as well as in managed care, and many of our competitors operate under a variety of brands and price points. These competitors can advantageously leverage this structure to better compete and access the market and certain vertically integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase some of our product components from suppliers who are affiliates of one or more competitors. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks. We also expect that new competitors will continue to enter the optical industry. These new competitors may be willing to price their products and services lower than we do to gain market share or implement new technologies more quickly than us, including the integration of artificial intelligence and machine learning, virtual and augmented reality, and other e-commerce marketing tools, which could harm our competitive position.
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
Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to our or our third-party optical laboratories, retail stores and other points of distribution that hold the goods unduly impact our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to adequately forecast demand for any product, or fail to determine the optimal product mix for production purposes, we may face production capacity issues in processing sufficient quantities of a given product. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or if we inappropriately price products, we may have to record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net revenue, and customer dissatisfaction. In addition, because we source components from suppliers located in China, our inventory management may be adversely impacted by enactment or further escalation of tariffs, import restrictions, foreign government regulations, trade restrictions, customs, and duties.

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
We had net losses of $63.2 million and $110.4 million for the years ended December 31, 2023 and 2022, respectively, and have in the past had net losses. As of December 31, 2023, we had an accumulated deficit of $666.8 million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, such as artificial intelligence and machine learning, creative user interfaces, virtual and augmented reality, and other e-commerce marketing tools such as paid search and mobile application, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may introduce new or improved technological features sooner than we do, allowing them to benefit more quickly from changes in e-commerce technologies, which could harm our competitive position.
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
Although many customers with vision insurance coverage through third-party payors that we do not have relationships with have been willing to either use their out-of-network benefits or forego using their benefits in order to shop with us or to shop with us for additional purchases once they have exhausted their vision care benefits, these customers may be less willing to take these actions over time as the third-party payors increase their market power and networks, decrease or alter their out-of-network benefits, or otherwise influence customer behavior.
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
Our business is subject to seasonal fluctuation. We observe moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue upon order delivery, any orders placed at the end of December are recognized as revenue upon delivery, which may occur in the following year.
Our business has historically experienced a higher proportion of costs in each subsequent quarter as a year progresses due to the overall growth of the business and operating costs to support that growth, including costs related to the opening of new retail stores and increased marketing and employee-related compensation to support growth. The fourth quarter, in particular, has historically experienced the highest amount of costs in a year to support the business demand in the quarter, even though a portion of the net revenue from that demand is not recognized until January of the following year. Seasonal trends cause fluctuations in our quarterly results, which may impact the predictability of our business and operating results.
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
Environmental, social, and governance (“ESG”) matters may adversely impact our business and reputation.
In addition to the importance of their financial performance, investors, employees, customers, governmental and regulatory bodies and other stakeholders or third parties are increasingly judging companies by their performance on a variety of environmental, social, and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance.
A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions, with some relying on ESG ratings to measure the performance of companies on ESG topics. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights or labor conditions, ethics and compliance with law, and the role of the company’s board of directors in supervising various ESG issues. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access our products and solutions are of particular importance.
Further, as investor and other stakeholder expectations and ESG disclosure standards and policies continue to evolve, we have expanded our public disclosures in these areas. Such disclosures may reflect aspirational goals and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us.
In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters. For example, we may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of carbon offsets, and emissions reduction claims) from the State of California as well as the SEC’s climate disclosure proposal, if finalized, and the International Sustainability Standards Board’s sustainability and climate standards (which are expected to be adopted in some form by various jurisdictions, including Canada) among other regulations or requirements. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results, and financial condition. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.
In light of investors’ and regulators’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our customers’ or society’s expectations as to our proper role. If we fail to meet the ESG values, standards and metrics that we set for ourselves, or our articulated public benefit purposes, or if we fail to meet regulatory requirements for ESG disclosures, we may experience negative publicity and a loss of customers or be subject to regulatory fines or penalties or litigation, which will adversely affect our business, financial condition, and results of operations. See “—Risks Related to Our Existence as Public Benefit Corporation.”
We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.
Our success and future growth depend largely upon the continued services of our management team, including our Co-Founders and Co-Chief Executive Officers, Neil Blumenthal and Dave Gilboa. From time to time, there may be changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key person life insurance with respect to any member of management or other employee.
In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled employees with the skills and technical knowledge that we require, including software design and programming, eyewear design, marketing, merchandising, retail sales, operations, and other key management skills and knowledge. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in the New York City region, and new hires require significant training and time before they achieve full productivity, particularly in retail sales and Customer Experience. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, all of whom are at-will employees in the U.S. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. The market value of our Class A common stock has experienced significant volatility since it began trading in September 2021, and if the perceived value of our equity awards declines or continues to experiences significant volatility such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
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
In addition, we provide a six month no scratch guarantee on all of our glass lenses. If a customer has scratched lenses in the first six months, we replace the scratched lenses for free. We could incur significant costs to honor this guarantee. In addition, we may at any time or from time to time reduce or increase the length of this guarantee. Any negative publicity related to the perceived quality and safety of our products or to a change in the term of this guarantee could affect our brand image, decrease consumer and customer confidence and demand, and adversely affect our financial condition and operating results.
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
•the seasonality of our business;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, geopolitical instability, acts of war, including the conflict involving Russia and Ukraine and in Israel and the Middle East, and acts of terrorism; and
•the impact of a future outbreak of disease or similar public health concern on our business.
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
We have funded our operations since inception primarily through net proceeds from the sale of redeemable convertible preferred stock and common stock and cash flows generated from operating activities. We cannot be certain that our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our products and services, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our products and services, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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

Our credit agreement also contains certain customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant that only applies while total borrowings exceed $30.0 million, and which requires that the Company maintain a maximum consolidated senior net leverage ratio. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Non-compliance with one or more of these covenants could result in our debt becoming immediately due and payable, and the termination of the lenders’ commitments under our credit facility.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. We have and may continue to expand our services and grow our business by entering into partnerships or alliances with third parties or through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable alliance partners or acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified transactions. In addition, if we pursue and complete an acquisition, we may not be able to successfully integrate the acquired business. The risks we face in connection with acquisitions include:
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
Pandemics, such as COVID-19, or the spread of new infectious diseases and associated responses could adversely impact our business, financial condition and results of operations.
The COVID-19 pandemic had widespread, rapidly evolving and unpredictable impacts on global society, economics, financial markets and business practices. Our business and global operations faced temporary store closures, supply chain delays, labor shortages, increased delivery times for certain products, and reduced consumer discretionary spending. The extent to which any future widespread outbreaks of infectious disease may impact our business will depend on factors such as the duration and scope of infections; associated responses, including governmental, business, and individuals' actions in response to the health crisis; and the impact on economic activity including the possibility of financial market instability or recession. Such events are highly uncertain, cannot be accurately predicted and may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
The laws applicable to us are also subject to evolving interpretations. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of, or changes to, the applicable laws will not negatively affect our business operations. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight, and reporting obligations to resolve allegations of noncompliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Eyeglasses and contact lenses are regulated as medical devices in the United States by the Food and Drug Administration, or FDA, and under the Food, Drug, and Cosmetic Act, or FDCA, such medical devices must meet a number of regulatory requirements. We also engage in certain manufacturing, packaging, and labeling activities that subject us to direct oversight by the FDA under the FDCA and its implementing regulations. See “—Eyeglasses, contact lenses and visual acuity charts are regulated as medical devices by the FDA, and our failure, or the failure of any third-party manufacturers, to obtain and maintain the necessary marketing authorizations for our products could have a material adverse effect on our business.”
Moreover, in the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures intended to reduce healthcare costs and improve the quality of healthcare. For example, in the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. medical device industry. In addition, the Budget Control Act of 2011, as amended by subsequent legislation, reduces Medicare payments to providers, which will remain in effect through 2032 unless Congress and/or the Administration take additional action. Furthermore, new legislation could be adopted in the future that further limits payments for our products from governmental payors.
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
In many of our retail stores, we have contractual relationships with optometrists or professional corporations or similar entities that employ ophthalmologists and/or optometrists to provide medical services to our customers. In addition, we have contractual relationships with several professional corporations or similar entities that employ ophthalmologists who review test results and renew prescriptions, as appropriate, of users of our Virtual Vision Test mobile app. We cannot provide any assurance that governmental authorities will not assert that we are engaged in the corporate practice of medicine or optometry, or that our contractual relationships with optometrists, ophthalmologists, or professional entities that employ such providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or optometry and/or fee-splitting laws, our provision of services through our contractual relationships with optometrists, ophthalmologists, or affiliated professional entities that employ such providers could be deemed impermissible, requiring us to do a restructuring or reorganization of our business, and we could be subject to injunctions or civil or, in some cases, criminal penalties, any of which could have a material adverse impact on our financial condition and results of operations.
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
Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our e-commerce platform, including our websites and mobile applications, rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, went into effect in California on January 1, 2023. The CPRA expands the scope of regulated data to include sensitive personal information that we handle; enables the ability to opt out of the use of personal information for cross-context behavioral advertising techniques on which our products may rely in the future; establishes certain requirements on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of actual or perceived non-compliance.
Additionally, we are subject to certain health information privacy and security laws as a result of the health information that we receive in connection with our products and services. These laws and regulations include HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations. HIPAA requires us to develop and maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort, and expense and we may have to dedicate additional time and resources to ensure compliance with HIPAA requirements. Additionally, it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. For example, as discussed above, in 2018, we experienced a credential stuffing attack in which malicious third parties used credentials compromised in data breaches suffered by other companies to access accounts on our platform and received notice that OCR would be investigating the incident and our compliance with the Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with the Privacy, Security, and Breach Notification Rules. We continue to work on a resolution with OCR. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.
HIPAA imposes mandatory civil and criminal penalties for certain violations. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information.
Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, Washington has adopted the My Health My Data Act, a privacy law that imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which will take effect as to the substantial majority of the legislation in March 31, 2024. Where state laws are more protective than HIPAA, we have to comply with the stricter provisions, absent statutory exemptions. Whether and how these exemptions will be applied under new laws such as the My Health My Data Act and the CCPA and CPRA is an unsettled area of law. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused, such as the CCPA and CPRA.
In addition, the Telephone Consumer Protection Act, or TCPA, imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Claims that we have violated the TCPA could be costly to litigate, and if successful, expose us to substantial statutory damages.
Foreign privacy laws are also rapidly changing, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. In the European Economic Area, the General Data Protection Regulation, or the GDPR, imposes strict obligations on the ability to collect, analyze, transfer, and otherwise process personal data and the UK has a similar law. The GDPR provides for monetary penalties and companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Furthermore, regulatory guidance is evolving and monitoring developments and compliance will lead to increased costs.
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
Further, we are subject to the Payment Card Industry Data Security Standard (“PCI Standard”), which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We work with our merchant services providers to ensure PCI compliance across our payment processing channels. Despite our compliance efforts, in the event of a breach of the security of payment card data, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation. In addition, we are subject to the risk of changes to or disruption in our providers’ service. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result.
Compliance with these domestic, foreign, and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Despite our efforts, we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Emerging technologies we utilize, including artificial intelligence and machine learning, may also become subject to regulation under new laws or new applications of existing laws. While we strive to comply with applicable laws and regulations relating to privacy and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines, penalties, or corrective action requirements in the event of non-compliance. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.
Providing telehealth services such as online vision testing through our Virtual Vision Test mobile app by Warby Parker mobile app are generally governed by state laws and regulations and are subject to extensive regulation and oversight by state governmental authorities. Our ability to conduct telehealth services in a particular jurisdiction is directly dependent upon the applicable laws and regulations governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory, and other influences. The extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by states medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic led to the relaxation of certain Medicare and Medicaid requirements, some of which were extended by the Consolidated Appropriations Act of 2023 until December 31, 2024, as well as certain state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that such restrictions will not be reinstated or changed in a way that adversely affects our business.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g. opposition proceedings), or litigation. There can be no assurance that our patent applications will result in issued patents and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with claims sufficiently broad to provide meaningful competitive advantages or may be successfully challenged by third parties. There is also no guarantee that our pending trademark applications for any mark will proceed to registration;

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
Our products, including contact lenses, eyeglasses, sunglasses, and our Virtual Vision Test mobile application, among others, are regulated as medical devices in the United States by the FDA pursuant to the FDCA and FDA regulations. Before a manufacturer can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, the device must first receive either clearance under Section 510(k) of the FDCA, approval of a premarket approval application, or PMA, or grant of a de novo classification request from the FDA, unless an exemption applies. For example, the FDA has required manufacturers of certain disposable and daily-wear contact lenses to obtain 510(k) clearances prior to marketing these products, while requiring manufacturers of certain extended-wear contact lenses to obtain approval of a PMA.
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
To date, we have not obtained authorization from the FDA to market any product in the United States, and we generally intend to manufacture 510(k)-exempt devices and/or rely on our third-party vendors and manufacturers, including Menicon, which produces our private label Scout by Warby Parker contact lenses, to have obtained and maintained the necessary marketing authorizations from the FDA for the products we sell.
We have not sought or obtained 510(k) clearance or other FDA marketing authorization for our Virtual Vision Test mobile app. We initially registered and marketed the Virtual Vision Test as a Class I 510(k)-exempt medical device. On April 28, 2021 the FDA notified us that a 510(k) premarket notification was required for our Virtual Vision Test mobile application, although the agency also stated that it did not intend to object to our continued marketing of the Virtual Vision Test mobile app without 510(k) clearance, so long as the conditions described in the FDA’s guidance “Enforcement Policy for Remote Ophthalmic Assessment and Monitoring Devices During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” or the Enforcement Policy Guidance, are met. Subsequently, on November 14, 2022, the FDA confirmed that the basis for its April 28, 2021 decision that a 510(k) was required for Virtual Vision Test no longer applied and that devices like the Virtual Vision Test are now 510(k)-exempt. Following the expiration of the Enforcement Policy Guidance in November 2023, we are currently marketing the Virtual Vision Test mobile application as a Class I, 510(k)-exempt device.
Our failure, or failure by our third party vendor or manufacturers, to obtain the proper FDA marketing authorizations for our products could lead to FDA enforcement actions, such as a Warning Letter, market withdrawals, product recalls or civil or criminal penalties that could have a material adverse effect on our business.
Our products must be manufactured and distributed in accordance with applicable laws and regulations, and we or our third-party manufacturers could be forced to recall our products or terminate production or be subject to enforcement action if we or they fail to comply with these regulations.
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
In addition, we engage in certain relabeling and repackaging activities with respect to our frames and sunglasses products which subject us to direct oversight by the FDA under the FDCA and its implementing regulations. These regulations include the FDA’s Unique Device Identification System Final Rule, or UDI Final Rule. Among other things, the UDI final rule obligates device labelers to include unique device identifiers, or UDIs, on certain medical device labels and packages, and to submit certain data pertaining to device labeling to the FDA’s Global Unique Device Identification Database (GUDID), unless an exception applies. On July 25, 2022, the FDA issued a final guidance stating that the FDA does not intend to enforce the GUDID submission requirements for certain Class I devices considered “consumer health products”, which the FDA defined to include certain types of 510(k)-exempt Class I devices that are sold directly to consumers over-the-counter in brick-and-mortar and/or online stores.
We or our third-party manufacturers are also subject to FDA regulations with respect to medical devices relating to clinical trials, establishment registration and device listing, sales and distribution, recordkeeping, advertising and promotion, recalls and field safety corrective actions, postmarket surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury, and import and export. The regulations to which we are subject are complex and have tended to become more stringent over time.
Certain of these requirements were waived for visual acuity charts such as the Virtual Vision Test during the COVID-19 public health emergency under the Enforcement Policy Guidance. This waiver under the Enforcement Policy Guidance expired in November 2023.
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
In addition, the FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious adverse health consequences or death. Manufacturers may also choose to voluntarily recall a product if any material deficiency is found. A government mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action the manufacturer takes to redress a product’s deficiencies or defects, the FDA may require the manufacturer to obtain new marketing authorizations prior to resuming marketing or distribution of the corrected device. Seeking such clearances or approvals may delay the ability to replace the recalled devices in a timely manner. Moreover, if we or our third-party manufacturers do not adequately address problems associated with our products, we may face additional regulatory enforcement action.
Companies are required to report certain voluntary recalls and corrections to FDA and to maintain certain records of recalls and corrections that are not reportable to the FDA. We or our third-party manufacturers may initiate voluntary withdrawals or corrections for our products that we or our third-party manufacturers determine do not require notification of the FDA. If the FDA disagrees with such determinations, it could require the relevant manufacturer to report those actions as recalls and levy enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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
For example, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has identified soft (hydrophilic) daily-wear contact lenses as a device type appropriate for the “safety and performance based” pathway and in March 2023 issued a final guidance describing the testing performance criteria that could support a substantial equivalence determination with respect to certain soft (hydrophilic) daily-wear contact lenses, including the contract manufactured lenses we currently resell under our Scout by Warby Parker label. Under the March 2023 guidance, manufacturers of such contact lenses have the option to submit a 510(k) under the safety and performance-based pathway, rather than submitting a traditional 510(k) premarket notification.
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any product candidates or make it more difficult to obtain marketing authorizations for, manufacture, market, or distribute any product candidate we are developing. For example, on January 31, 2024, the FDA issued a final rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to replace the existing QSR requirements with standards set by the International Organization for Standardization. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, could impose additional or different regulatory requirements on us and our third-party manufacturers that could increase the costs of compliance or otherwise negatively affect our business.
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
Further, the Federal Trade Commission, or FTC, has authority under Section 5 of the FTC Act to investigate and prosecute practices that constitute “unfair trade practices,” “deceptive trade practices,” or “unfair methods of competition.” State attorneys general typically have comparable authority, and many states also permit private plaintiffs to bring actions on the basis of these laws. Federal and state consumer protection laws and regulations apply to our operations and retail offers.

Our failure to comply with these laws can subject us to criminal and civil liabilities, or corrective action requirements. In connection with our philanthropic endeavors, we must also comply with additional federal, state, and local tax and other laws and regulations.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, false advertising, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. For example, in March 2023, a former employee on behalf of herself and a proposed class of California hourly employees, filed a complaint against us, alleging violations of various California wage and hour laws, and two additional follow on actions have been filed against us pursuant to California’s Private Attorneys General Act asserting largely overlapping claims. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining accruals for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
Risks Related to Our Dependence on Third Parties
We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.
We purchase all of the inputs for our products, including glasses frames, cellulose acetate, prescription lenses, sun lenses, demo lenses, hinge and core kits and branded logos, packaging materials and other components, parts, and raw materials, directly or indirectly from domestic and international suppliers. For our business to be successful, our suppliers must be willing and able to provide us with inputs in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of inputs on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.

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
Events that adversely impact our suppliers could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our suppliers’ business, the financial instability and labor problems (including with respect to human rights or working conditions) of suppliers, inputs quality and safety issues, natural or man-made disasters, inclement weather conditions, geopolitical events, war, acts of terrorism and other political instability, such as the current conflict between Russia and Ukraine and the conflicts in Israel and the Middle East, economic conditions, shipment issues, the availability of their raw materials, and increased production costs. Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.
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
In addition, some of our suppliers may not have the capacity to supply us with sufficient inputs to keep pace with our growth plans, especially if we plan to manufacture significantly greater amounts of inventory. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing suppliers or develop new supplier relationships. One of our lens suppliers as well as a third-party optical laboratory we utilize are owned by a vertically integrated company with retail divisions that compete with us and, as such, we are exposed to the risk that these suppliers may not be willing, or may become unwilling, to sell their products or services to us on acceptable terms, or at all. We are continuously working to diversify sourcing and manufacturing capabilities. For example, we recently began to reallocate some manufacturing geographically to make us less dependent on our Chinese partners. However, these efforts may subject us to longer lead times, which could harm customer satisfaction and may adversely impact our results of operations in the short term.
We rely on a limited number of suppliers to supply the majority of the inputs to our products and are thus exposed to concentration of supplier risk. Approximately 18%, 19%, and 23% of cost of goods sold were from our top five suppliers for the years ended December 31, 2023, 2022, and 2021, respectively. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. Further, as a few major vendors dominate the contact lenses market, the risks associated with finding alternative sources to the contact lenses we source from them may be exacerbated.

We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of third-party suppliers and contract manufacturers for the components that go into the manufacturing of our products. In particular, over half of the cellulose acetate used to produce our frames is provided by a single supplier. We also assemble and fulfill glasses at our optical laboratories as well as at a limited number of third-party optical laboratories. Further, we rely on a single logistics partner to fulfill orders for our Home Try-On program and a limited number of other logistics partners to transport and deliver our products. Our reliance on a limited number of contract manufacturers and logistics partners for our products increases our risks of being unable to deliver our products in a timely and cost-effective manner. In the event of interruption from any of our contract manufacturers or our own fulfillment capabilities, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an infectious disease outbreak, or other interruption at a particular location.
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
The convenient payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties, including Stripe, Affirm, Inc., PayPal, and Moneris Solutions (in Canada), for elements of our payment processing infrastructure to accept payments from customers and Coupa, in connection with our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
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
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google, Meta, and TikTok, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.
The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with digital application stores. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially, particularly if our customer mix skews towards fewer repeat purchases by existing customers and more new customers that require higher costs to acquire. Furthermore, because many of our customers access our products through our mobile applications, we depend on the Apple App Store and Google Play to distribute our mobile applications. Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute mobile app through their stores, the features we provide and the manner in which we market in-application products. We cannot assure you that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our mobile applications, the features we provide and the manner in which we market our mobile applications. To the extent it does so, our business, financial condition, and results of operations could be adversely affected.
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
As of December 31, 2023, we had a federal net operating loss carryforward of $196.9 million, $127.4 million of which is available for indefinite use, and the remainder of which will begin to expire in 2031. Furthermore, we had state net operating loss carryforwards of $126.7 million, which will begin to expire in 2031. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. In addition, the use of state net operating loss carryforwards for applicable state income tax purposes may be suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have conducted an analysis under Section 382 of the Code through December 31, 2022 and determined that, as of that date, none of our NOLs were subject to a limitation under Section 382. However, we may have experienced an ownership change since that date or we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The Company has not performed a formal Internal Revenue Code Section 382 study to determine if an annual limitation may apply as of December 31, 2023. If we undergo an ownership change, we may incur limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.
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
In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. The Inflation Reduction Act of 2022, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. Proposals have been made by the current United States presidential administration and by Congress to make other changes to the U.S. federal income tax rules applicable to corporations. We are currently unable to predict whether further changes will occur and, if so, the scope of such changes and the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations, and cash flows.
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
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been volatile and could decline significantly and rapidly.
The trading price of our Class A common stock has been volatile and has fluctuated significantly since our direct listing and may continue to fluctuate or decline in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•the number of shares of our Class A common stock made available for trading;
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption and political instability and geopolitical events;
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
•lawsuits threatened or filed against us, including as may result from government inquiries or proceedings;
•geopolitical events and security issues (including incidents of terrorism, armed hostilities, and political conflicts, including those involving China or responses to these events), international trade disputes or disruptions, and similar events;
•disruptions from natural or human-caused disasters (including health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses) or extreme weather (including as a result of climate change); and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
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
Pursuant to our certificate of incorporation, we are authorized to issue 150,000,000 shares of Class C common stock, none of which were outstanding as of December 31, 2023. Although we have no current plans to issue any shares of Class C common stock, in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.

We cannot predict the effect our multi-class structure may have on the trading price of our Class A common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have in the past announced restrictions on including companies with multiple-class share structures in certain of their indexes. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the multi-class structure of our capital stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the trading price of our Class A common stock.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and will continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
In addition to the unremediated material weakness in internal control over financial reporting described below, subsequent testing by us or our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have additional material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Management identified two material weaknesses related to (i) information technology general controls over our key accounting, reporting, and proprietary systems, and (ii) certain process, application and management review controls within our financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and perform the review of manual journal entries. We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy our accounting and financial reporting requirements.
As part of our plan to remediate these material weaknesses, we have made progress in the following areas, among others: designed and implemented IT general controls to manage access and program changes across our key systems and improve IT-dependent and application controls within our proprietary systems; implemented the general ledger, supply chain, and inventory management components of a market leading ERP system, which will help prevent and detect errors, enforce segregation of duties, permit controls around the review of manual journal entries; and reduce our reliance on proprietary systems; engaged expert Sarbanes-Oxley (“SOX”) consultants to assist in the coordination, development, and testing of our control environment and deficiency remediation efforts; conducted trainings for control owners covering proper control design, execution and review documentation, and source data validation; improved review controls and processes, documentation of the completeness and accuracy of source data, and timeliness of account reconciliations; and continued hiring of additional qualified accounting and financial reporting personnel with public company SOX experience. The delay in transitioning to our new ERP system could negatively affect our ability to timely remediate our existing material weaknesses.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. The requirements of these rules and regulations have increased and will likely continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or continue to incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition is more visible since becoming a public company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include, but are not limited to (i) the valuation of inventory, including the determination of the net realizable value, (ii) the determination of deferred income taxes, including related valuation allowances, and (iii) assumptions related to the valuation of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, may result in temporary closure of, or damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, governmental authorities have proposed, and are likely to continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change, or to require substantial disclosures regarding same. For more detail, see our risk factor titled “Environmental, social, and governance (“ESG”) matters may adversely impact our business and reputation.” As we may take steps to voluntarily mitigate our impact on climate change, such as to improve the energy efficiency of our stores and other facilities, we may experience increases in energy-related costs, operating expenses, capital expenditures or insurance premiums and deductibles. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we, or our suppliers, operate or conduct business.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework 1.1 (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security protocols and controls, and (3) our response to cybersecurity incidents;

•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security protocols and controls;
•Cybersecurity awareness training of our employees, incident response personnel, and senior management;
•A cybersecurity incident response plan that includes procedures for assessing and responding to cybersecurity incidents; and
•A third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors—Risks Related to Our Business and Industry—We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information; any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to our Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.
Our Audit Committee receives reports from management on our cybersecurity risks on at least a quarterly basis, and more frequently as needed. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives an annual briefing from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from the Chief Technology Officer and the Senior Director of Information Security.
Our management team, including our Chief Technology Officer (“CTO”) and Senior Director of Information Security, are responsible for assessing and managing our material risks from cybersecurity threats, and our Chief Financial Officer and General Counsel are responsible for associated materiality assessments. Our CTO and cybersecurity team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Their experience includes decades spent managing the security programs of publicly traded corporations, formal cybersecurity education programs from accredited academic institutions, and numerous security certifications such as CISSP, CCSP, CySA+ and AWS Architect & Security Specializations.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. The Company annually purchases a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.
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
As of December 31, 2023, we operated 232 retail stores across the United States and five retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2024 to

2033, and the average size of our retail stores is approximately 1,700 square feet as of December 31, 2023. The following table summarizes our domestic retail store locations by state, as of December 31, 2023:

State	Retail Store Count	State	Retail Store Count
Alabama	2	Missouri	4
Arizona	5	Nebraska	1
Arkansas	1	Nevada	1
California	32	New Jersey	12
Colorado	5	New Mexico	1
Connecticut	5	New York	20
District of Columbia	5	North Carolina	7
Florida	18	Ohio	5
Georgia	6	Oklahoma	2
Illinois	10	Oregon	2
Indiana	2	Pennsylvania	7
Iowa	1	Rhode Island	2
Kansas	2	South Carolina	2
Kentucky	2	Tennessee	4
Louisiana	2	Texas	19
Maryland	7	Utah	2
Massachusetts	12	Virginia	7
Michigan	5	Washington	4
Minnesota	5	Wisconsin	2
Mississippi	1
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
Holders
As of February 26, 2024, there were 7 holders of record of our Class A common stock and 13 holders of record of our Class B common stock.
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
The following graph depicts the total cumulative stockholder return on our Class A common stock from September 29, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2023, relative to the performance of the S&P 500 Index and the S&P Apparel, Accessories & Luxury Index. The graph assumes an initial investment of $100.00 at the close of trading on September 29, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Stockholder Return
WRBY
S&P 500 Index
S&P Apparel, Accessories & Luxury Goods Index
$125
$100
$75
$50
$25
$0
9/29/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023

Item 6. Reserved

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion and other parts of this Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Form 10-K.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 237 retail stores as of December 31, 2023.
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
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. Working closely with our nonprofit partners, we have distributed glasses to people in need in more than 80 countries globally and many parts of the United States. Over 15 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
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
Financial Highlights
For the years ended December 31, 2023, 2022, and 2021:
•we generated net revenue of $669.8 million, $598.1 million, and $540.8 million, respectively;
•we generated gross profit of $365.2 million, $341.1 million, and $317.7 million, respectively, representing a gross profit margin of 55%, 57%, and 59%, respectively;
•we generated net loss of $63.2 million, $110.4 million, and $144.3 million, respectively; and

•we generated adjusted EBITDA of $52.4 million, $27.2 million, and $24.9 million, respectively.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. Elevated inflation and interest rates, changing consumer commuting habits, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. For example, during 2023, we continued to see lower overall sales growth rates than we have historically experienced as consumer activity within the optical industry has not recovered to pre-pandemic growth level. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however, the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
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

	Year Ended December 31,
	2023	2022	2021
Active Customers (in millions)	2.33	2.28	2.20
Store Count(1)	237	200	161
Adjusted EBITDA(2) (in thousands)	$52,352	$27,202	$24,861
Adjusted EBITDA margin(2)	7.8%	4.5%	4.6%
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
We have thoughtfully expanded our retail store footprint over the past several years. During the years ended December 31, 2023, 2022, and 2021, we opened 40, 40, and 35 new retail stores, respectively.
As of December 31, 2023, 194 out of our 237 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income (loss), taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, and non-recurring costs such as restructuring costs, major system implementation costs, and direct listing or other transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net loss	$(63,197)	$(110,393)	$(144,271)
Adjusted to exclude the following:
Interest and other income (loss), net	(9,232)	(1,307)	347
Provision for income taxes	433	497	263
Depreciation and amortization expense	38,554	31,864	21,643
Asset impairment charges	3,230	1,647	317
Stock-based compensation expense(1)	71,065	98,655	110,543
Non-cash charitable donations(2)	3,191	3,770	7,757
Transaction costs(3)	—	—	28,262
Amortization of cloud-based software implementation costs(4)	2,895	247	—
ERP implementation costs(5)	4,413	687	—
Restructuring and other costs(6)	1,000	1,535	—
Adjusted EBITDA	$52,352	$27,202	$24,861
Adjusted EBITDA margin	7.8%	4.5%	4.6%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, and the impact of repurchases of awards from employees. Included in stock-based compensation expense for the three and twelve months ended December 31, 2023 is $2.2 million of liability based awards resulting from accrued bonuses that will be settled in equity in the first quarter of 2024. For the years ended December 31, 2023, 2022, and 2021, the amount includes $0.6 million, $0.6 million, and $3.4 million of employer payroll costs associated with releases of RSUs and option exercises, respectively.
(2)    Represents charitable expense recorded in connection with the donation of 56,938 shares of Class A common stock to charitable donor advised funds in June 2023 and 178,572 shares of Class A common stock in both August 2023 and May 2022 to the Warby Parker Impact Foundation, and a donation of 34,528 shares of Class A common stock to third-party charitable donor advised funds in November 2022.
(3)    Represents (i) costs directly attributable to the preparation for our Direct Listing and (ii) expenses incurred in connection with the cash tender offer completed in June 2021.
(4)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(5)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system which went live in 2023.
(6)    Represents employee severance and related costs for our restructuring plan that was executed in August 2022 and other non-recurring costs, including charges for legal matters.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Consolidated Statements of Operations Data:
Net revenue	$669,765	$598,112	$540,798
Cost of goods sold	304,541	257,050	223,049
Gross profit	365,224	341,062	317,749
Selling, general, and administrative expenses	437,220	452,265	461,410
Loss from operations	(71,996)	(111,203)	(143,661)
Interest and other income (loss), net	9,232	1,307	(347)
Loss before income taxes	(62,764)	(109,896)	(144,008)
Provision for income taxes	433	497	263
Net loss	$(63,197)	$(110,393)	$(144,271)

	Year Ended December 31,
	2023	2022	2021
	% of Net Revenue
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	45.5%	43.0%	41.2%
Gross profit	54.5%	57.0%	58.8%
Selling, general, and administrative expenses	65.3%	75.6%	85.3%
Loss from operations	(10.8)%	(18.6)%	(26.5)%
Interest and other income (loss), net	1.4%	0.2%	(0.1)%
Loss before income taxes	(9.4)%	(18.4)%	(26.6)%
Provision for income taxes	—%	0.1%	—%
Net loss	(9.4)%	(18.5)%	(26.6)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services, and accessories. We sell products and services through our retail stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses and contact lenses. Revenue is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue generated from services consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. The Company also sells eyewear accessories and charges customers for optional expedited shipping. Revenue is recognized when the service is rendered and is recorded net of discounts.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products. Such costs include (i) product costs held at the lesser of cost and net realizable value, (ii) freight and import costs, (iii) optical laboratory costs, (iv) customer shipping, (v) occupancy and depreciation costs of retail stores, and (vi) employee-related costs associated with eye exams and optical laboratories, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, the cost and management of inventory, shipping costs, laboratory utilization, and the scaling of our eye exam and contacts businesses. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. SG&A also includes administrative costs associated with our Home Try-On program, which provides customers the opportunity to sample eyewear at home prior to purchase. We expect SG&A to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business, intentional investments in marketing, and changing prices of goods and services caused by inflation and other macroeconomic factors. SG&A is expensed in the period in which it is incurred.
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
Comparison of the Years Ended December 31, 2023 and 2022
Net Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net revenue	$669,765	$598,112	$71,653	12.0%
Net revenue increased $71.7 million, or 12.0%, for the year ended December 31, 2023 compared to the same period in 2022. The growth in net revenue was primarily driven by an increase in average revenue per customer, to $287 from $263 in the prior year period, as well as a 2.5% increase in Active Customers. Average revenue per customer growth was driven by an increase in units per order as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Cost of goods sold	$304,541	$257,050	$47,491	18.5%
Gross profit	365,224	341,062	24,162	7.1%
Gross margin	54.5%	57.0%		(2.5)%
Cost of goods sold increased by $47.5 million, or 18.5%, for the year ended December 31, 2023 compared to the same period in 2022, and increased as a percentage of revenue over the same period by 250 basis points, from 43.0% of revenue to 45.5% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with the growth in our contact lens offering and optical laboratory utilization, as well as an increase in store occupancy costs, including depreciation, and prescription services expenses due to new retail stores and optical exam rooms that opened in 2023.
Gross profit, calculated as net revenue less cost of goods sold, increased by $24.2 million, or 7.1%, for the year ended December 31, 2023 compared to the same period in 2022, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 250 basis points for the year ended December 31, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increased doctor salaries, as the number of stores with offering eye exams grew, and increases in store occupancy costs as a percent of revenue as we grew our store base from 200 stores as of December 31, 2022 to 237 stores as of December 31, 2023. These impacts were partially offset by increased progressives penetration, increased efficiencies in our owned optical laboratories, and lower outbound customer shipping costs as a percent of revenue.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Selling, general, and administrative expenses	$437,220	$452,265	$(15,045)	(3.3)%
As a percentage of net revenue	65.3%	75.6%		(10.3)%
Selling, general, and administrative expenses decreased $15.0 million, or 3.3%, for the year ended December 31, 2023 compared to the same period in 2022. This decrease was primarily driven by a $27.7 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our condensed consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and lower marketing costs, including costs associated with our Home Try-On program, in the first half of the year, which decreased to 12% of revenue in the year ended December 31, 2023 compared to 14% in the same period of 2022. The decrease was partially offset by increased technology costs, mainly driven by the implementation of our new ERP system, and higher compensation costs from growth in our retail workforce.
Interest and Other Income, Net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest and other income, net	$9,232	$1,307	$7,925	606.4%
As a percentage of net revenue	1.4%	0.2%		1.2%
Interest and other income, net increased by $7.9 million, or 606.4%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to higher interest rates on our cash and cash equivalents balance.

Provision for Income Taxes

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$433	$497	$(64)	(12.9)%
As a percentage of net revenue	—%	0.1%		(0.1)%
Provision for income taxes decreased $0.1 million, or 12.9%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to the 2022 establishment of a valuation allowance on our Canadian subsidiary, partially offset by higher state tax expense in 2023.
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
Selling, general, and administrative expenses decreased $9.1 million, or 2.0%, for the year ended December 31, 2022 compared to the same period in 2021. This decrease was primarily driven by a decrease in professional costs incurred in 2021 related to our Direct Listing and tender offer that were not recurring in 2022, as well as decreased marketing, stock-based compensation charges and related employer payroll taxes, and Home Try-On program costs. The stock-based compensation charges incurred in 2021 primarily related to the satisfaction of the performance based vesting condition for RSUs and Performance Stock Units (“PSUs”) in connection with our Direct Listing. These decreases were partially offset by higher compensation costs, primarily from growth in our retail workforce, increased insurance costs related to operating as a public company, and increased depreciation and amortization costs, mainly related to capitalized software and office build-outs.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of December 31, 2023, we had cash and cash equivalents of $216.9 million, which was primarily held for working capital purposes, and an accumulated deficit of $666.8 million.
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
Credit Facility
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”), entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the “2022 Credit Facility”). The 2022 Credit Facility consisted of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility included an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions.
In February 2024, the 2022 Credit Facility was terminated and replaced by the 2024 Credit Facility. Upon termination of the 2022 Credit Facility, the Company was required to cash collateralize letters of credit of $4.3 million originally issued under the 2022 Credit Facility that are used to secure certain leases in lieu of a cash security deposit. Other than such letters of credit of $4.3 million and $4.2 million as of December 31, 2023 and 2022, respectively, there were no borrowings outstanding under the 2022 Credit Facility.
2024 Credit Facility
In February 2024, the Borrowers entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (the “2024 Credit Facility”), which replaced the 2022 Credit Facility. The 2024 Credit Facility consists of a $120.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $10.0 million for swingline loans. The 2024 Credit Facility includes an option for the Company to increase the available amount by up to $55.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2024 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2024 Credit Facility at any time, in whole or in part, without penalty.
Under the 2024 Credit Facility, borrowings under the revolving credit facility bear interest on the principal amount outstanding, at the Company’s election, at (a) the greater of the prime rate (as defined in the credit agreement) or 2.5%, plus an applicable margin of 0.65% to 0.90% depending on the Company’s leverage ratio or (b) adjusted SOFR (as defined in the credit agreement), plus an applicable margin of 1.65% to 1.90% depending on the Company’s leverage ratio. The Company is charged an unused commitment fee of 0.20% to 0.25% depending on the Company's leverage ratio. Both interest on principal and commitment fees are included in interest expense on the consolidated statements of operations.
The 2024 Credit Facility contains a financial maintenance covenant which only applies while total borrowings exceed $30.0 million, which requires the Company to maintain a maximum consolidated senior net leverage ratio of 3:1. The 2024 Credit Facility contains customary affirmative and negative covenants, including limits on indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets, as well as representations, warranties and event of default provisions. The obligations of the Borrowers under the 2024 Credit Agreement are secured by first-lien security interests in substantially all of the assets of the Borrowers. In addition, the obligations are required to be guaranteed in the future by certain additional domestic subsidiaries of the Company.
There are no borrowings outstanding under the 2024 Credit Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net cash provided by (used in) operating activities	$60,991	$10,370	$(31,994)
Net cash used in investing activities	(54,671)	(60,181)	(48,513)
Net cash provided by financing activities	2,871	3,291	22,999
Effect of exchange rates on cash	(882)	(1,311)	(161)
Net increase (decrease) in cash and cash equivalents	$8,309	$(47,831)	$(57,669)
Cash Flows from Operating Activities
Net cash provided by operating activities was $61.0 million for the year ended December 31, 2023, consisting of a net loss of $63.2 million, adjusted for $118.4 million of non-cash expenses and $5.8 million of net cash from changes in operating assets and liabilities. The non-cash charges included $70.5 million of stock-based compensation, $38.6 million of depreciation and amortization, $3.2 million of non-cash charitable contributions, $3.2 million of non-cash impairment charges, and $2.9 million of amortization of cloud-based implementation costs. The changes in operating assets and liabilities were primarily driven by decreased inventory and other non-current assets, and increased deferred revenue from sales growth, net lease liabilities in connection with retail leases entered into in 2023, and accounts payable, partially offset by a decrease in accrued expenses and an increase in prepaid expenses and other current assets.
Net cash provided by operating activities was $10.4 million for the year ended December 31, 2022, consisting of a net loss of $110.4 million, adjusted for $135.5 million of non-cash expenses and $14.7 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $98.0 million of stock-based compensation, $31.9 million of depreciation and amortization, $3.8 million of non-cash charitable contributions, $1.6 million of non-cash impairment charges, and $0.2 million of amortization of cloud-based implementation costs. The changes in operating assets and liabilities were primarily driven by increases in net inventory to support the growth of our business, prepaid expenses and other assets, other non-current assets, and a net decrease in accounts payable and accrued expenses, partially offset by increases in net lease liabilities in connection with net retail leases entered into in 2022 and deferred revenue.
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
Cash Flows from Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $54.7 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and capitalized software development costs, and an investment in a private optical equipment company.
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

Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was $2.9 million, which was primarily related to proceeds from shares issued in connection with our Employee Stock Purchase Plan (“ESPP”) and stock option exercises.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	($ in thousands)
Operating leases	$208,531	$33,382	$73,479	$61,873	$39,797
Total	$208,531	$33,382	$73,479	$61,873	$39,797
For additional discussion on our operating lease obligations, see Note 10, “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Subsequent to December 31, 2023, we entered into 2 operating lease agreements and extended the terms of 5 existing operating lease agreements for retail space in the U.S. Total commitments under the new agreements are approximately $2.3 million.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenue generated and expenses incurred during the reporting periods, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
In June 2021, the Company granted 4,397,688 PSUs and 1,884,724 RSUs to the co-CEOs, in the aggregate, under the 2019 Plan (the “Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering and (ii) the price of the Company’s Class A common stock reaches stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the co-CEOs’ continued employment with the Company through the applicable vesting date.
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The derived service period over which the expense is expected to be recognized is 3.8 years. The qualified public offering performance condition was satisfied at September 29, 2021 by the Company’s Direct Listing, and the Company began recording expense at that time.
The Founders Grant RSUs vest in equal monthly installments over a period of five years, subject to the co-CEOs’ continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied on September 29, 2021 by the Company’s Direct Listing, and the Company began recording expense at that time.
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
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2023 consisted of $216.9 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

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

Item 8. Financial Statements and Supplementary Data

Warby Parker Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warby Parker Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an adverse opinion thereon.
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

Excess and Obsolete Inventory
Description of the Matter	As discussed in Note 2 of the consolidated financial statements, net inventory totaling $62.2 million as of December 31, 2023 is stated at the lower of its cost or net realizable value. The Company records adjustments to reduce the cost of inventory when it is not expected to be fully recoverable.

Auditing management's estimates of the net realizable value of its inventory, specifically for excess and obsolete inventory, involved a higher degree of auditor judgment as the estimate is dependent on expectations about current and expected market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements.
How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating management’s expectations about future product sales, testing the accuracy and completeness of the underlying data used in management's calculation of the net realizable value of excess and obsolete inventory, and recalculating the recorded amount. To evaluate management’s expectation of current and expected market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements, we performed inquiries of sales and operations personnel, assessed historical accuracy of management’s estimates and performed sensitivity analysis on significant assumptions. We compared the estimated future sales to actual results as well as evaluated sales trends and considered observable market-specific data. We also considered relevant internal communications made by the Company regarding business results and forecasts for matters that supported or contradicted the estimate, and we compared actual sales in the period subsequent to year end to the sales forecasts used in the estimate.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Warby Parker Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Warby Parker Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the Company’s information technology general controls and controls within financial reporting processes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023 and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
New York, New York
February 28, 2024

Warby Parker Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$216,894	$208,585
Accounts receivable, net	1,779	1,435
Inventory	62,234	68,848
Prepaid expenses and other current assets	17,712	15,700
Total current assets	298,619	294,568

Property and equipment, net	152,332	138,628
Right-of-use lease assets	122,305	127,014
Other assets	7,056	8,497
Total assets	$580,312	$568,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,456	$20,791
Accrued expenses	46,320	58,222
Deferred revenue	31,617	25,628
Current lease liabilities	24,286	22,546
Other current liabilities	2,411	2,370
Total current liabilities	127,090	129,557

Non-current lease liabilities	150,171	150,832
Other liabilities	1,264	1,672
Total liabilities	278,525	282,061
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at December 31, 2023 and 2022, 98,368,239 and 96,115,202 shares issued and outstanding as of December 31, 2023 and 2022, respectively; Class B: 150,000,000 shares authorized at December 31, 2023 and 2022, 19,788,682 and 19,223,572 shares issued and outstanding as of December 31, 2023 and 2022, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	970,135	890,915
Accumulated deficit	(666,831)	(603,634)
Accumulated other comprehensive income	(1,529)	(647)
Total stockholders’ equity	301,787	286,646
Total liabilities and stockholders’ equity	$580,312	$568,707
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$669,765	$598,112	$540,798
Cost of goods sold	304,541	257,050	223,049
Gross profit	365,224	341,062	317,749

Selling, general, and administrative expenses	437,220	452,265	461,410
Loss from operations	(71,996)	(111,203)	(143,661)

Interest and other income (loss), net	9,232	1,307	(347)

Loss before income taxes	(62,764)	(109,896)	(144,008)
Provision for income taxes	433	497	263
Net loss	$(63,197)	$(110,393)	$(144,271)

Deemed dividend upon redemption of redeemable convertible preferred stock	$—	$—	$(13,137)
Net loss attributable to common stockholders	$(63,197)	$(110,393)	$(157,408)

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.96)	$(2.21)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	117,389,012	114,942,019	71,249,257

Other comprehensive loss
Foreign currency translation adjustment	$(882)	$(663)	$(93)
Total comprehensive loss	$(64,079)	$(111,056)	$(144,364)
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	54,042	$506,510	53,944	$5	—	$—	$127,179	$109	$(325,390)	$(198,097)
Stock option and warrant exercises	22	75	931	—	2,309	—	20,827	—	—	20,827
Restricted stock unit releases	—	—	128	—	1,035	—	—	—	—	—
Stock repurchases and retirement	(266)	(1,506)	(64)	—	—	—	—	—	(6,578)	(6,578)
Proceeds from repayment of related party loans	—	—	2,184	—	16	—	14,789	—	—	14,789
Stock-based compensation	—	—	—	—	—	—	107,148	—	—	107,148
Tender offer repurchase and share retirement	(477)	(3,561)	(362)	—	—		—	—	(17,002)	(17,002)
Non-cash charitable contributions	—	—	179	—	—	—	7,757	—	—	7,757
Conversion of common stock to Class A and Class B common stock in connection with direct public offering	—	—	(56,940)	(5)	56,940	5	—	—	—	—
Conversion of redeemable convertible preferred stock to Class A common stock in connection with direct public offering	(53,321)	(501,518)	—	—	53,321	6	501,512	—	—	501,518
Other comprehensive loss	—	—	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	—	—	(144,271)	(144,271)
Balance as of December 31, 2021	—	$—	—	$—	113,621	$11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	—	—	—	—	627	—	7,066	—	—	7,066
Restricted stock unit releases	—	—	—	—	684	1	—	—	—	1
Shares issued in connection with employee stock purchase plan	—	—	—	—	189	—	2,744	—	—	2,744
Proceeds from repayment of related party loans	—	—	—	—	5	—	91	—	—	91
Stock-based compensation	—	—	—	—	—	—	98,032	—	—	98,032
Non-cash charitable contributions	—	—	—	—	213	—	3,770	—	—	3,770
Other comprehensive loss	—	—	—	—	—	—	—	(663)	—	(663)
Net loss	—	—	—	—	—	—	—	—	(110,393)	(110,393)
Balance as of December 31, 2022	—	$—	—	$—	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	—	—	—	—	809	—	5,903	—	—	5,903
Restricted stock unit releases	—	—	—	—	1,275	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	—	—	—	—	191	—	1,835	—	—	1,835
Stock-based compensation	—	—	—	—	—	—	68,291	—	—	68,291
Non-cash charitable contributions	—	—	—	—	235	—	3,191	—	—	3,191
Other comprehensive loss	—	—	—	—	—	—	—	(882)	—	(882)
Net loss	—	—	—	—	—	—	—	—	(63,197)	(63,197)
Balance as of December 31, 2023	—	$—	—	$—	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(63,197)	$(110,393)	$(144,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,554	31,864	21,551
Stock-based compensation	70,509	98,032	107,148
Non-cash charitable contribution	3,191	3,770	7,757
Asset impairment charges	3,230	1,647	317
Amortization of cloud-based software implementation costs	2,895	247	—
Change in operating assets and liabilities:
Accounts receivable, net	(345)	(451)	(392)
Inventory	6,614	(11,794)	(18,624)
Prepaid expenses and other assets	(3,276)	(10,534)	(6,887)
Accounts payable	1,633	(7,943)	(11,114)
Accrued expenses	(8,898)	2,748	9,486
Deferred revenue	5,989	3,583	(4,478)
Other current liabilities	41	537	579
Deferred rent	—	—	8,547
Right-of-use lease assets and current and non-current lease liabilities	4,459	7,385	—
Other liabilities	(408)	1,672	(1,613)
Net cash provided by (used in) operating activities	60,991	10,370	(31,994)
Cash flows from investing activities
Purchases of property and equipment	(53,671)	(60,181)	(48,513)
Investment in optical equipment company	(1,000)	—	—
Net cash used in investing activities	(54,671)	(60,181)	(48,513)
Cash flows from financing activities
Proceeds from stock option and warrant exercises	1,036	456	20,035
Employee tax withholding remitted in connection with exercise or release of equity awards	—	—	(2,532)
Proceeds from repayment of related party loans	—	91	31,612
Proceeds from shares issued in connection with ESPP	1,835	2,744	—
Repurchase of stock	—	—	(8,085)
Payment for tender offer	—	—	(18,031)
Net cash provided by financing activities	2,871	3,291	22,999
Effect of exchange rates on cash	(882)	(1,311)	(161)
Net increase (decrease) in cash and cash equivalents	8,309	(47,831)	(57,669)
Cash and cash equivalents
Beginning of year	208,585	256,416	314,085
End of year	$216,894	$208,585	$256,416
Supplemental disclosures
Cash paid for income taxes	$419	$536	$356
Cash paid for interest	227	184	150
Cash paid for amounts included in the measurement of lease liabilities	37,126	29,647	—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	3,647	3,968	4,158
Related party loans issued in connection with stock option exercises	$—	$—	$13,827
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At December 31, 2023 and 2022, uninsured cash balances were approximately $215.6 million and $207.0 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 18%, 19%, and 23% of cost of goods sold for each of the years ended December 31, 2023, 2022, and 2021, respectively.
Interest Rate and Foreign Currency Risk
The Company’s cash and cash equivalents as of December 31, 2023 consisted of cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of the Company’s investment

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
policy are liquidity and capital preservation. The Company does not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage its interest rate exposure.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the consolidated balance sheets. At December 31, 2023 and 2022, the balance of cash and cash equivalents for these items was $15.0 million and $11.1 million, respectively.
Accounts Receivable, Net
The Company primarily sells directly to U.S. and Canadian consumers where payment is processed upon order approval or product shipment. In some instances, customers can utilize vision insurance benefits to cover the cost of their purchase. For these orders, the Company submits claims directly to the vision insurance carrier and receives reimbursement directly from the carrier. Accounts receivable primarily represents amounts due from insurance carriers. Receivables from customers and insurance carriers are typically collected within 30 days of the transaction and are included in accounts receivable, net on the consolidated balance sheets. The accounts receivable are net of an allowance for credit losses, which is established based on management’s best estimate of probable credit losses after considering several relevant factors such as counterparty creditworthiness, historical collections, receivable terms, and the size of the individual receivables when determining the reserve. The Company’s allowance for credit losses was $1.5 million and $1.3 million at December 31, 2023 and 2022, respectively.
Inventory
Inventory consists of approximately $13.3 million and $16.1 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of December 31, 2023 and 2022, respectively, and approximately $48.9 million and $52.7 million of component parts, including optical frames and prescription optical lenses, as of December 31, 2023 and 2022, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In August 2023, the Company invested $1.0 million in a private optical equipment company. As part of this investment, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investment is recorded within other assets on the consolidated balance sheet and is measured at cost less impairment, if any. No impairment has been recorded for the year ended December 31, 2023.
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
Capitalized Software
The Company capitalizes as property and equipment certain qualified costs incurred in connection with the development of internal-use software. Capitalization of internal-use software begins when the preliminary project stage is completed, management with relevant authority authorizes and commits to funding the software project, and it is probable that the project will be completed and software will be used to perform the function intended. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years, beginning when the software is put into service. Capitalized software costs, net of accumulated amortization, totaled $12.3 million and $11.3 million as of December 31, 2023 and 2022, respectively.
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
As of December 31, 2023, the Company had $13.1 million of gross capitalized cloud-based software implementation costs and $3.1 million of related accumulated amortization, for a net balance of $10.0 million, made up of $4.0 million recorded within prepaid expenses and other current assets and $6.0 million recorded within other assets on the consolidated balance sheet.
As of December 31, 2022, the Company had $11.1 million of gross capitalized cloud-based software implementation costs and $0.3 million of related accumulated amortization, for a net balance of $10.8 million, made up of $2.6 million recorded within prepaid expenses and other current assets and $8.2 million recorded within other assets on the consolidated balance sheet.
During the years ended December 31, 2023 and 2022, the Company incurred $2.9 million and $0.3 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, ROU assets, and capitalized cloud-based software implementation costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is evaluated by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as a component of selling, general, and administrative expenses in the amount by which the carrying amount exceeds the fair value of the asset group. The Company considers each store location to be its own asset group when evaluating for impairment.
Asset impairment charges are $3.2 million, $1.6 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are recorded as a component of selling, general, and administrative expenses. Asset impairment charges primarily related to the write-off of assets in connection with retail store closures and impairments, and the write-off of capitalized software and related cloud-based software implementation costs no longer being used.
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
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses and contact lenses. Revenue generated from services consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. The Company also sells eyewear accessories and charges customers for optional expedited shipping. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2022 was recognized as revenue in the first quarter of 2023 and the Company expects substantially all of the deferred revenue at December 31, 2023 to be recognized as revenue in the first quarter of 2024.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt for an exchange or refund. An allowance is recorded within other current liabilities on the consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual returns and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.2 million at both December 31, 2023 and 2022, and is included in other current liabilities on the consolidated balance sheets.
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
The following table disaggregates the Company’s revenue by product:

	Year Ended December 31,
	2023	2022	2021
Eyewear Products	$627,605	$568,733	$522,959
Services and Other	42,160	29,379	17,839
Total Revenue	$669,765	$598,112	$540,798
The following table disaggregates the Company’s revenue by channel:

	Year Ended December 31,
	2023	2022	2021
E-commerce	$226,705	$233,956	$249,345
Retail	443,060	364,156	291,453
Total Revenue	$669,765	$598,112	$540,798
Shipping and Handling Fees and Costs
The Company pays for shipping and handling costs which are generally not charged to the customer, except in the case of customer requested expedited shipments. These costs associated with shipping goods to customers are recorded as cost of goods sold. Shipping and handling fees billed to customers related to expedited shipments are recorded as revenue. Shipping and handling fees included in revenue were $4.0 million, $4.1 million, and $2.8 million in the years ended December 31, 2023, 2022, and 2021, respectively, while shipping and handling costs included in cost of goods sold were $22.0 million, $22.1 million, and $21.2 million in the years ended December 31, 2023, 2022, and 2021, respectively.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell finished products. Such costs include (i) product costs held at the lesser of cost and net realizable value, (ii) freight and import costs, (iii) optical laboratory costs, (iv) customer shipping, (v) occupancy and depreciation costs of retail stores, and (vi) employee-related costs associated with eye exams.
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
Advertising costs are expensed as incurred, and were approximately $76.1 million, $76.9 million, and $87.0 million in the years ended December 31, 2023, 2022, and 2021 respectively.
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
Stock Repurchase
The Company may repurchase common stock which may be held as treasury stock or retired at the time of repurchase. The terms and conditions of these repurchase agreements are subject to approval by the Company’s board of directors. See Note 6, Stockholders’ Equity, for a discussion of stock repurchase activity.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting. The guidance requires additional disclosures of significant segment expense categories and the amount and description of other segment items beyond the significant segment expenses. The ASU also allows for the disclosure of multiple measures of a segment’s profit or loss for each reportable segment if the CODM utilizes more than one measure to assess performance and allocate resources. Lastly, the ASU clarifies that all of the disclosures required in the segments guidance, including disclosing a measure of segment profit or loss and reporting significant segment expenses and other segment items, apply to all public entities, including those with a single operating or reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company expects the adoption of the standard with the 2024 Form 10-K to result in additional disclosures related to a measure of profit or loss, significant segment expenses, and other segment items for its single reportable segment.
In December 2023, the FASB issued ASU 2023-09, Income Taxes. The guidance requires public entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The company expects the adoption of the standard within the 2025 Form 10-K to result in additional disclosures related to the rate reconciliation.
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that have a material impact on the Company’s consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2023	2022
Leasehold improvements	$161,720	$139,421
Computers and equipment	35,738	31,928
Furniture and fixtures	29,405	23,849
Capitalized software	23,750	18,876
Construction in process	17,555	12,924
	268,168	226,998
Less: accumulated depreciation and amortization	(115,836)	(88,370)
Property and equipment, net	$152,332	$138,628
Depreciation and amortization expense consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$26,136	$20,685	$15,589
Selling, general, and administrative expenses	12,418	11,179	6,054
Total depreciation and amortization expense	$38,554	$31,864	$21,643

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
4. Accrued Expenses
Accrued expenses consists of the following:

	December 31,
	2023	2022
Payroll related	$13,575	$11,149
Product and fulfillment	8,786	9,291
Marketing	6,619	8,353
Charitable contribution	4,458	6,001
Unvested early exercised stock options	2,917	7,784
Retail related	2,800	4,121
Professional services	2,159	4,494
Other	5,006	7,029
Total accrued expenses	$46,320	$58,222
5. Income Taxes
Loss before income taxes consists of the following:

	December 31,
	2023	2022	2021
United States	$(63,211)	$(110,407)	$(144,388)
Foreign	447	511	380
Loss before income taxes	$(62,764)	$(109,896)	$(144,008)
The provision for income taxes consists of the following:

	December 31,
	2023	2022	2021
Current
Federal	$—	$(1)	$5
State	362	175	156
Foreign	71	51	272
Deferred
Federal	—	—	—
Foreign	—	272	(170)
Total provision for income taxes	$433	$497	$263
The Company recorded a total provision for income taxes of $0.4 million, $0.5 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021 respectively.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
A summary reconciliation of the effective tax rate is as follows:

	December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Non-deductible stock-based compensation	(20.1)	(13.5)	(5.0)
Change in valuation allowance	2.3	(3.6)	(16.0)
Deferred tax and other adjustments	(3.9)	(4.4)	—
Effective tax rate	(0.7)%	(0.5)%	—%
Deferred income taxes, included in other assets on the consolidated balance sheets, reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Inventory	$3,706	$3,953
Charitable contribution carryforward	10,270	9,055
Stock-based compensation	3,259	4,533
Net operating loss carryforward	49,155	55,176
Lease liabilities	49,312	46,232
Other	6,765	5,669
Total deferred tax assets	122,467	124,618

Valuation allowance	(69,379)	(70,823)
Net deferred tax assets	53,088	53,795

Deferred tax liabilities:
Property and equipment, net	(20,631)	(20,236)
Right-of-use lease assets	(32,457)	(33,559)
Total deferred tax liabilities	(53,088)	(53,795)
Deferred tax assets, net	$—	$—
As of December 31, 2023, the Company had a net operating loss carryforward (“NOL”) of $323.6 million which represents the impact of current and historic operating losses available to reduce future income taxes. The NOL for federal income tax purposes of $196.9 million and state income tax purposes of $126.7 million will begin to expire at various points beginning in 2031, however, $127.4 million of the federal NOL is available for indefinite use.
As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $69.4 million and $70.8 million, respectively, against its net deferred tax assets because it cannot be reasonably assured that deductible temporary differences and NOLs can be realized through future taxable income due to the Company’s history of losses. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and assess the valuation allowance accordingly.
As of December 31, 2023 and 2022, there were no uncertain tax positions. As of December 31, 2023 and 2022, the Company was subject to federal, state, and provincial income taxes in the United States and Canada. The

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2020. It is the Company’s policy to record interest and penalties as a component of income tax expense. No interest or penalties were recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2023, 2022, or 2021.
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
In 2023 and 2022, the Company calculated the impact of the mandatory capitalization and amortization of research and development expenses, as required by the Tax Act. In previous years the Company was able to immediately deduct these expenses, covered under Section 174 of the Internal Revenue Code. The December 31, 2023 and 2022 effective tax rate includes the impact of the mandatory capitalization requirement, and this change did not have a material impact on the Company’s effective tax rate or cash tax liabilities. During 2023, the IRS released additional guidance related to the mandatory capitalization and amortization of research and development expenses; these changes did not have a material impact on the research and development expenses capitalized in 2023.
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
6. Stockholders’ Equity
Common Stock
As of both December 31, 2023 and 2022, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Common stock is not redeemable at the option of the holder.
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
Dividends
The holders of Class A, B, and C common stock shall be entitled to receive dividends in any fiscal year, when, as, and if declared by the board of directors, out of any assets at the time legally available therefore, with the holders of common stock and any then outstanding preferred stock sharing on a pari passu basis in such dividends. Through December 31, 2023, no dividends have been declared.
Liquidation
Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them, subject to the preferential rights of any then outstanding preferred stock.
Conversion of Class B Common Stock
A total of 145,228 and 67,096 shares of Class B common stock were converted to Class A common stock during the years ended December 31, 2023 and 2022, respectively.

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
Outstanding Shares
As of December 31, 2023, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding(1)	98,222,431	19,626,820	—
Employee stock options – outstanding	572,893	1,583,380	—
Restricted stock units – outstanding	2,195,312	1,734,462	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	24,924,274	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,342,350	—	—
Total common stock – outstanding or issuable	153,257,260	27,342,350	—
Authorized	750,000,000	150,000,000	150,000,000
Common stock available for future issuance	596,742,740	122,657,650	150,000,000
__________________
(1)    Common stock outstanding excludes 145,808 Class A common stock and 161,862 Class B common stock related to unvested early exercised stock options and stock restricted due to loans outstanding.
Redeemable Convertible Preferred Stock
As of December 31, 2023, 50,000,000 preferred shares were authorized and no shares were outstanding.
Stock Donations
In June 2023, the Company donated 56,938 shares of Class A common stock to charitable donor advised funds, and in August 2023, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation (“WPIF”), a 501(c)(3) nonprofit organization. In May 2022, the Company issued 178,572 shares of Class A common stock to WPIF, and in November 2022, the Company issued 34,528 shares of Class A common stock to charitable donor advised funds. The Company recognized $3.2 million and $3.8 million of charitable expense during the years ended December 31, 2023 and 2022, respectively, representing the fair value of the shares on the date they were issued, which is recorded as a component of selling, general, and administrative expenses. Three of the Company’s directors serve on the board of directors of WPIF.
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
In February 2023, the board of directors approved an annual increase of 5,766,938 shares to the shares authorized for issuance under the 2021 Plan, and 20,788,216 shares remained available for future issuance pursuant to new awards as of December 31, 2023.
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
At December 31, 2022, there were 3,173,733 shares available for future issuance pursuant to ESPP purchases. In January 2023, the board of directors approved an annual increase of 1,153,387 shares to the ESPP, bringing the total to 4,515,782 shares authorized as of December 31, 2023. There were 4,136,058 shares available for future issuance pursuant to ESPP purchases as of December 31, 2023.
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
During the years ended December 31, 2023 and 2022, 191,062 and 188,662 shares were purchased under the ESPP, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $2.7 million, $2.9 million, and $0.4 million of stock-based compensation expense in connection with the ESPP, respectively, and withheld $1.8 million, $2.7 million, and $0.8 million of contributions from employees, respectively. As of December 31, 2023, total unrecognized compensation costs associated with the ESPP was $1.4 million and is expected to be amortized over a weighted average period of 0.7 years.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$1,035	$880	$997
Selling, general, and administrative expenses	69,474	97,152	106,151
Total stock-based compensation expense	$70,509	$98,032	$107,148
Stock-based compensation expense for the year ended December 31, 2023 includes $44.1 million related to the 2021 Founders Grant, as described below, $18.2 million from the vesting of RSUs, $3.3 million from the vesting of

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
stock options, $2.7 million related to the ESPP, and $2.2 million from liability based awards resulting from accrued bonuses that will be settled in equity in the first quarter of 2024.
Stock-based compensation expense for the year ended December 31, 2022 includes $73.0 million related to the 2021 Founders Grant, as described below, $17.6 million from the vesting of RSUs, $4.6 million from the vesting of stock options, and $2.9 million related to the ESPP.
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
The following range of assumptions was used for ESPP purchase rights granted:

	2023	2022	2021
Stock options
Risk-free interest rates	n/a	n/a	0.1% - 0.6%
Expected dividend yield	n/a	n/a	—
Expected term	n/a	n/a	0.25 - 6.25 years
Volatility	n/a	n/a	60%
ESPP purchase rights
Risk-free interest rates	4.0% - 5.4%	1.5% - 4.6%	0.1% - 0.5%
Expected dividend yield	—	—	—
Expected term	0.5 - 2.0 years	0.5 - 2.0 years	0.5 - 2.0 years
Volatility	52% - 60%	53% - 60%	55%
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2022	2,965,144	$7.23	4.5	$21,243
Options granted	—	—
Options exercised	(808,871)	7.30
Options forfeited	—	—
Balance at December 31, 2023	2,156,273	$7.20	4.0	$16,541

Exercisable as of December 31, 2023	2,156,273	$7.20	4.0	$16,541
Vested as of December 31, 2023	1,927,074	5.84	3.6
Unvested as of December 31, 2023	229,199	$18.65	7.5
The total value of unrecognized stock compensation expense related to options granted under the Plans was $2.3 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of 0.5 years.
Additional information about stock options is as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value of options granted during the year	n/a	n/a	$24.75
Total fair value of options that vested during the year	$52	$187	$11,868
Aggregate intrinsic value of options exercised during the year	$4,926	$7,728	$167,387
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
Restricted Stock and Performance Stock Units
A summary of RSU activity for the year ended December 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	3,314,420	$29.06
Granted	1,707,384	13.26
Forfeited	(405,637)	21.31
Released	(1,275,034)	22.55
Vested and not yet released	(291,105)	28.17
Unvested as of December 31, 2022	3,050,028	$24.05
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $39.9 million and $16.1 million as of December 31, 2023, respectively, which is expected to be recognized over a weighted-average period of 1.2 years and 0.5 years, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Additional information about RSUs is as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value of RSUs granted during the year	$13.26	$16.71	$35.61
Total fair value of RSUs that vested during the year	$19,664	$11,746	$61,728
Aggregate intrinsic value of RSUs released during the year	$14,939	$12,098	$59,100
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Much of the RSUs outstanding as of December 31, 2023 vest upon the satisfaction of both a service and a performance condition. Prior to the Direct Listing, the Company had concluded that it was not probable that the performance condition would be satisfied as the closing of a qualified public offering or change in control is not deemed probable until consummated. Accordingly, prior to the Direct Listing, the Company had not recorded stock-based compensation expense for RSUs with the exception of (i) $1.8 million recognized in June 2021 associated with RSUs that were repurchased in connection with the tender offer, and (ii) $2.3 million recognized in August 2021 associated with fully vested RSUs issued to certain directors. Upon the Direct Listing on September 29, 2021, the Company recorded stock-based compensation expense for the service condition satisfied through such date and began recording stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after the Direct Listing only contain a service condition and are recognized on a straight-line basis over the vesting period.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of December 31, 2023, the initial lease terms of the various leases range from 1 to 10 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
The following table details the Company’s net lease expense:

	Year Ended December 31,
	2023	2022
Operating lease expense	$30,133	$25,817
Variable lease expense(1)	1,831	3,498
Net lease expense	$31,964	$29,315
(1) Variable lease expense primarily consists of contingent rent.

The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2023	$33,382
2024	37,194
2025	36,285
2026	33,320
2027	28,553
Thereafter	39,797
Total undiscounted lease cash flows	208,531
Impact of discounting	34,074
Present value of lease payments	$174,457
(1)    The year 2024 includes $10.0 million of expected cash inflows from TIAs. Operating lease payments exclude $14.7 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

December 31, 2023
Weighted average remaining lease term (years)	5.7
Weighted average discount rate	5.0%

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
9. Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan covering substantially all employees based on plan defined age and service requirements. The Company provides discretionary employer-provided matching contributions based on a percentage of employee contributions. Costs are accrued and funded on a current basis. Total expense charged to the consolidated statements of operations and comprehensive loss for the plan was $3.9 million, $3.4 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
10. Commitments and Contingencies
Rent expense for the Company’s operating leases prior to the adoption of ASC 842 consists of the following:

2021
Minimum rent	$23,976
Contingent rent	1,542
Total rent expense	$25,518
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”), entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the “2022 Credit Facility”). The 2022 Credit Facility consisted of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. The 2022 Credit Facility included an option for the Company to increase the available amount by up to $75.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions.
In February 2024, the 2022 Credit Facility was terminated and replaced by the 2024 Credit Facility. Upon termination of the 2022 Credit Facility, the Company was required to cash collateralize letters of credit of $4.3 million originally issued under the 2022 Credit Facility that are used to secure certain leases in lieu of a cash security deposit. Other than letters of credit of $4.3 million and $4.2 million as of December 31, 2023 and 2022, respectively, there were no borrowings outstanding under the 2022 Credit Facility.
2024 Credit Facility
In February 2024, the Borrowers entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (the “2024 Credit Facility”), which replaced the 2022 Credit Facility. The 2024 Credit Facility consists of a $120.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $10.0 million for swingline loans. The 2024 Credit Facility includes an option for the Company to increase the available amount by up to $55.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2024 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2024 Credit Facility at any time, in whole or in part, without penalty.
Under the 2024 Credit Facility, borrowings under the revolving credit facility bear interest on the principal amount outstanding, at the Company’s election, at (a) the greater of the prime rate (as defined in the credit agreement) or 2.5%, plus an applicable margin of 0.65% to 0.90% depending on the Company’s leverage ratio or (b) adjusted SOFR (as defined in the credit agreement), plus an applicable margin of 1.65% to 1.90% depending on the Company’s leverage ratio. The Company is charged an unused commitment fee of 0.20% to 0.25% depending on the Company's leverage ratio. Both interest on principal and commitment fees are included in interest expense on the consolidated statements of operations.
The 2024 Credit Facility contains a financial maintenance covenant which only applies while total borrowings exceed $30.0 million, which requires the Company to maintain a maximum consolidated senior net leverage ratio of 3:1. The 2024 Credit Facility contains customary affirmative and negative covenants, including limits on indebtedness, liens, capital expenditures, asset sales, investments and restricted payments, in each case subject to negotiated exceptions and baskets, as well as customary representations, warranties and event of default provisions. The obligations of the Borrowers under the 2024 Credit Agreement are secured by first-lien security

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
interests in substantially all of the assets of the Borrowers. In addition, the obligations are required to be guaranteed in the future by certain additional domestic subsidiaries of the Company.
There are no borrowings outstanding under the 2024 Credit Facility.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit has been filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). The Company denies the allegations and intends to oppose the certification of any class or award of civil penalties, and to defend each litigation vigorously. While the litigation is still in the early stage, the Company determined that a loss is probable and has accrued a reasonable estimate of the loss during the fourth quarter of 2023. The current estimated liability and range of potential loss is immaterial. While the estimated liability represents the Company’s best estimate of the probable loss based on the information currently available, it is subject to significant judgment and estimates. The results of legal proceedings are inherently uncertain, and upon final resolution of these matters, it is possible that the actual loss may differ from the Company’s estimate.
In addition to the matters described above, as of December 31, 2023, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
11. Earnings Per Share
The computation of net loss per share attributable to common stockholders for the years presented is as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator
Net loss	$(63,197)	$(110,393)	$(144,271)
Less: deemed dividend upon redemption of redeemable convertible preferred stock	—	—	(13,137)
Net loss attributable to common stockholders - basic and diluted	$(63,197)	$(110,393)	$(157,408)
Denominator
Weighted average shares, basic and diluted	117,389,012	114,942,019	71,249,257
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.96)	$(2.21)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	2,156,273	2,965,144	3,623,377
Unvested restricted stock units	3,050,028	3,314,420	3,527,167
Unvested performance stock units	4,397,688	4,397,688	4,397,688
ESPP purchase rights	501,735	410,403	203,095
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
The loans had a balance of $2.5 million at both December 31, 2023 and 2022, respectively. No loans are outstanding with any of our executive officers and no new promissory notes were issued during the years ended December 31, 2023 and 2022. The loans outstanding had a weighted average remaining term of 5.6 years at December 31, 2023.
During the year ended December 31, 2023, the outstanding loan balance increased by an immaterial amount due to interest. During the year ended December 31, 2022, $0.5 million of employee loans were settled through a share surrender, $0.1 million of employee loans were repaid, and the outstanding loan balance increased by an immaterial amount due to interest.
13. Subsequent Events
Lease Obligations
Subsequent to December 31, 2023, the Company entered into 2 operating lease agreements and extended the terms of 5 existing operating lease agreements for retail space in the U.S., with terms ranging from 1 to 7 years. Total commitments under the new agreements are approximately $2.3 million, payable over the terms of the related agreements.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share data)
Equity Awards
In January and February 2024, the board of directors approved grants of 1,549,317 RSUs for Class A common stock to employees under the 2021 Plan, the vast majority of which will vest over four years. The total grant date fair value of these awards was $21.5 million and will be recognized as stock-based compensation, net of forfeitures as incurred, over the vesting period.
Credit Facility
In February 2024, the Company entered into the 2024 Credit Facility, which replaced the 2022 Credit Facility. See Note 10, “Commitments and Contingencies” for additional details of the new credit facility.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 because of the material weaknesses described below.
Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
Management identified two material weaknesses related to (i) information technology general controls over our key accounting, reporting, and proprietary systems and (ii) certain process, application and management review controls within our financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and perform the review of manual journal entries. We have concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy our accounting and financial reporting requirements.
Remediation Measures
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. We have made progress in the following areas, among others, during 2023:
•designed and implemented IT general controls to manage access and program changes across our key systems and improve IT-dependent and application controls within our proprietary systems;
•implemented the general ledger, supply chain, and inventory management components of a market leading ERP system, which will help prevent and detect errors, enforce segregation of duties, permit controls around the review of manual journal entries, and reduce our reliance on proprietary systems;
•engaged expert SOX consultants to assist in the coordination, development, and testing of our control environment and deficiency remediation efforts;
•conducted trainings for control owners covering proper control design, execution and review documentation, and source data validation;
•improved review controls and processes, documentation of the completeness and accuracy of source data, and timeliness of account reconciliations; and

•continued hiring of additional qualified accounting and financial reporting personnel with public company SOX experience.
Despite this progress, we will not be able to fully remediate these material weaknesses until all of these steps have been completed and have been operating effectively for a sufficient period of time. We have incurred significant costs in connection with these remediation efforts, and expect these efforts to require significant additional time, expense, and demands on our financial and operational resources. At this time, we cannot provide an estimate of the total costs expected to be incurred in connection with these remediation efforts. Therefore, in connection with the audit of our 2023 consolidated financial statements, management, and our independent registered public accounting firm, concluded that the material weaknesses noted above remain present as of December 31, 2023.
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
Changes in internal control over financial reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
(a)
None.
(b) Securities Trading Plans of Directors and Executive Officers
Except as described below, during the quarter ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
On November 22, 2023, Dave Gilboa, our Co-Chief Executive Officer and director, modified a Rule 10b5-1 trading arrangement originally adopted on September 14, 2023. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to an aggregate of 1,209,080 shares of our Class A common stock. The modified trading arrangement will expire on December 31, 2024 or earlier if all transactions under the trading arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
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
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
Information on principal accountant fees and services is incorporated herein by reference from our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.

Part IV.
Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.
(a)(2) Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
4.3	Eighth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 12, 2020	S-1	333-259035	4.2	8/24/2021
4.4	Description of Securities	10-K	001-40825	4.3	3/18/2022
10.1†	Warby Parker Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-259035	10.2	8/24/2021
10.2†	Warby Parker Inc. Amended and Restated 2011 Stock Plan and related form agreements	S-1	333-259035	10.3	8/24/2021
10.3†	Warby Parker Inc. 2012 Milestone Stock Plan and related form agreements	S-1	333-259035	10.4	8/24/2021
10.4†	Warby Parker Inc. 2019 Founder Stock Plan and related form agreements	S-1	333-259035	10.5	8/24/2021
10.5†	Warby Parker Inc. 2021 Incentive Award Plan and related form agreements					*
10.6†	Warby Parker Inc. 2021 Employee Stock Purchase Plan					*
10.7†	Warby Parker Inc. Amended and Restated Non-Employee Director Compensation Program	10-K	001-40825	10.8	3/18/2022
10.8†	Employment Offer Letter, by and between the Registrant and Steven Miller, dated October 7, 2011	S-1/A	333-259035	10.9	9/9/2021
10.9†	Form of Indemnification Agreement between Warby Parker Inc. and each of its directors executive officers	S-1/A	333-259035	10.10	9/9/2021

10.10#	Credit Agreement, dated as of February 21, 2024, among Warby Parker Inc., Warby Parker Retail, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	*
21.1	List of Subsidiaries of the Registrant	*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**
97.1	Warby Parker Inc. Policy for Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
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
Date: February 28, 2024

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blumenthal	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 28, 2024
Neil Blumenthal

/s/ Dave Gilboa	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 28, 2024
Dave Gilboa

/s/ Steve Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Steve Miller

/s/ Andrew Hunt	Director	February 28, 2024
Andrew Hunt

/s/ Jeffrey Raider	Director	February 28, 2024
Jeffrey Raider

/s/ Teresa Briggs	Director	February 28, 2024
Teresa Briggs

/s/ Joel Cutler	Director	February 28, 2024
Joel Cutler

/s/ Youngme Moon	Director	February 28, 2024
Youngme Moon

/s/ Gabrielle Sulzberger	Director	February 28, 2024
Gabrielle Sulzberger

/s/ Ronald A. Williams	Director	February 28, 2024
Ronald A. Williams