Form 10-Q
period 2024-03-31
Warby Parker Inc.
filed 2024-05-09
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 6, 2024, there were approximately 99,128,202 shares of the registrant's Class A common stock, and 19,734,125 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; increases in component and shipping costs and changes in supply chain; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to engage our existing customers and obtain new customers; planned new retail stores in 2024 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, government instability, and geopolitical unrest; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; the spread of new infectious diseases; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$220,384	$216,894
Accounts receivable, net	1,167	1,779
Inventory	56,450	62,234
Prepaid expenses and other current assets	18,116	17,712
Total current assets	296,117	298,619

Property and equipment, net	156,722	152,332
Right-of-use lease assets	129,561	122,305
Other assets	10,492	7,056
Total assets	$592,892	$580,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,699	$22,456
Accrued expenses	43,200	46,320
Deferred revenue	21,240	31,617
Current lease liabilities	24,462	24,286
Other current liabilities	2,939	2,411
Total current liabilities	118,540	127,090

Non-current lease liabilities	156,988	150,171
Other liabilities	1,177	1,264
Total liabilities	276,705	278,525
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at March 31, 2024 and December 31, 2023, 99,005,197 and 98,368,239 issued and outstanding at March 31, 2024 and December 31, 2023, respectively; Class B: 150,000,000 shares authorized at March 31, 2024 and December 31, 2023, 19,734,125 and 19,788,682 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	987,305	970,135
Accumulated deficit	(669,510)	(666,831)
Accumulated other comprehensive loss	(1,620)	(1,529)
Total stockholders’ equity	316,187	301,787
Total liabilities and stockholders’ equity	$592,892	$580,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$200,003	$171,968
Cost of goods sold	86,544	77,177
Gross profit	113,459	94,791

Selling, general, and administrative expenses	118,586	107,221
Loss from operations	(5,127)	(12,430)

Interest and other income, net	2,556	1,879

Loss before income taxes	(2,571)	(10,551)
Provision for income taxes	108	261
Net loss	$(2,679)	$(10,812)

Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.09)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	119,143,534	116,159,428

Other comprehensive loss
Foreign currency translation adjustment	$(91)	$(683)
Total comprehensive loss	$(2,770)	$(11,495)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
Stock option exercises	67	—	905	—	—	905
Restricted stock unit releases	563	—	—	—	—	—
Stock-based compensation	—	—	16,265	—	—	16,265
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(2,679)	(2,679)
Balance as of March 31, 2024	118,479	$12	$987,305	$(1,620)	$(669,510)	$316,187

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,339	12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	109	—	1,415	—	—	1,415
Restricted stock unit releases	153	—	—	—	—	—
Stock-based compensation	—	—	19,780	—	—	19,780
Other comprehensive income	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance as of March 31, 2023	115,601	$12	$912,110	$(1,330)	$(614,446)	$296,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,679)	$(10,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,583	9,140
Stock-based compensation	14,048	19,780
Asset impairment charges	399	395
Amortization of cloud-based software implementation costs	1,073	363
Change in operating assets and liabilities:
Accounts receivable, net	612	473
Inventory	5,784	4,442
Prepaid expenses and other assets	(2,913)	(657)
Accounts payable	3,327	(921)
Accrued expenses	(108)	(7,826)
Deferred revenue	(10,377)	(6,744)
Other current liabilities	528	119
Right-of-use lease assets and current and non-current lease liabilities	(263)	988
Other liabilities	(87)	(97)
Net cash provided by operating activities	19,927	8,643
Cash flows from investing activities
Purchases of property and equipment	(14,437)	(12,385)
Investment in optical equipment company	(2,000)	—
Net cash used in investing activities	(16,437)	(12,385)
Cash flows from financing activities
Proceeds from stock option exercises	91	81
Net cash provided by financing activities	91	81
Effect of exchange rates on cash	(91)	(662)
Net change in cash and cash equivalents	3,490	(4,323)
Cash and cash equivalents, beginning of period	216,894	208,585
Cash and cash equivalents, end of period	$220,384	$204,262
Supplemental disclosures
Cash paid for income taxes	$69	$97
Cash paid for interest	76	50
Cash paid for amounts included in the measurement of lease liabilities	10,400	10,849
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,582	$2,957
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes. The December 31, 2023 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the three months ended March 31, 2024 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the related notes.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At March 31, 2024 and December 31, 2023, uninsured cash balances were approximately $219.1 million and $215.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 17% and 19% of cost of goods sold for the three months ended March 31, 2024 and 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At March 31, 2024 and December 31, 2023, the balance of receivables from credit card issuers included within cash and cash equivalents was $7.8 million and $15.0 million, respectively.
Inventory
Inventory consists of approximately $11.9 million and $13.3 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of March 31, 2024 and December 31, 2023, respectively, and approximately $44.6 million and $48.9 million of component parts, including optical frames and prescription optical lenses, as of March 31, 2024 and December 31, 2023, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In August 2023, the Company invested $1.0 million in a private optical equipment company, and made an additional $2.0 million investment in March 2024. As part of these investments, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investments are recorded within other assets on the condensed consolidated balance sheet and are measured at cost less impairment, if any. No impairment has been recorded for the three months ended March 31, 2024.
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
As of March 31, 2024, the Company had $14.9 million of gross capitalized cloud-based software implementation costs and $4.2 million of related accumulated amortization, for a net balance of $10.7 million, made up of $3.4 million recorded within prepaid expenses and other current assets and $7.3 million recorded within other assets on the condensed consolidated balance sheet.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
As of December 31, 2023, the Company had $13.1 million of gross capitalized cloud-based software implementation costs and $3.1 million of related accumulated amortization, for a net balance of $10.0 million, made up of $4.0 million recorded within prepaid expenses and other current assets and $6.0 million recorded within other assets on the condensed consolidated balance sheet.
During the three months ended March 31, 2024 and 2023, the Company incurred $1.1 million and $0.4 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset Impairment
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
Asset impairment charges were $0.4 million for both the three months ended March 31, 2024 and 2023, and are recorded as a component of selling, general, and administrative expenses. Asset impairment charges primarily related to the write-off of assets in connection with retail stores and the write-off of capitalized software no longer being used.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses and contact lenses. Revenue generated from services and other consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app, eyewear accessories, and customer charges for optional expedited shipping. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2023 was recognized as revenue in the first quarter of 2024 and the Company expects substantially all of the deferred revenue at March 31, 2024 to be recognized as revenue in the second quarter of 2024.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.8 million and $2.2 million at March 31, 2024 and December 31, 2023, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.5 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively.
The following table disaggregates the Company’s revenue by product:

	Three Months Ended March 31,
	2024	2023
Eyewear products	$187,620	$162,347
Services and other	12,383	9,621
Total Revenue	$200,003	$171,968
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended March 31,
	2024	2023
E-commerce	$62,859	$61,751
Retail	137,144	110,217
Total Revenue	$200,003	$171,968
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
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$167,084	$161,720
Computers and equipment	38,708	35,738
Furniture and fixtures	31,030	29,405
Capitalized software	25,004	23,750
Construction in process	20,596	17,555
	282,422	268,168
Less: accumulated depreciation and amortization	(125,700)	(115,836)
Property and equipment, net	$156,722	$152,332
Depreciation and amortization expense consists of the following:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$7,101	$6,029
Selling, general, and administrative expenses	3,482	3,111
Total depreciation and amortization expense	$10,583	$9,140
4. Accrued Expenses
Accrued expenses consists of the following:

	March 31, 2024	December 31, 2023
Product and fulfillment	$9,854	$8,786
Payroll related	8,143	13,575
Marketing	7,120	6,619
Legal	4,297	1,638
Retail related	3,224	2,800
Charitable contributions	3,193	4,458
Professional services	1,963	2,159
Other	5,406	6,285
Total accrued expenses	$43,200	$46,320

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
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended March 31,
	2024	2023
Income tax expense	$108	$261
Effective tax rate	(4.2)%	(2.5)%
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2024 and 2023 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of March 31, 2024, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of March 31, 2024, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	98,859,389	19,619,507	—
Employee stock options – outstanding	553,226	1,536,136	—
Restricted stock units – outstanding	3,338,953	1,630,332	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	30,392,983	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	27,183,663	—	—
Total common stock – outstanding or issuable	160,328,214	27,183,663	—
Shares authorized	750,000,000	150,000,000	150,000,000
Common stock authorized and available for future issuance	589,671,786	122,816,337	150,000,000
Preferred Stock
As of March 31, 2024, 50,000,000 preferred shares were authorized and no shares were outstanding.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan,

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares. In February 2024, the board of directors approved an annual increase of 5,892,462 shares to the shares authorized for issuance under the 2021 Plan, and 25,078,433 shares remained available for future issuance pursuant to new awards as of March 31, 2024.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The shares authorized under the ESPP will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,614,772 shares of common stock may be issued under the ESPP.
At December 31, 2023, there were 4,136,058 shares available for future issuance pursuant to ESPP purchases. In February 2024, the board of directors approved an annual increase of 1,178,492 shares to the ESPP, and there were 5,314,550 shares available for future issuance pursuant to ESPP purchases as of March 31, 2024.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$238	$194
Selling, general, and administrative expenses	13,810	19,586
Total stock-based compensation expense	$14,048	$19,780
Stock-based compensation expense for the three months ended March 31, 2024 primarily consists of $7.3 million related to the 2021 Founders Grant, as described below, and $5.0 million in connection with RSUs. Stock-based compensation expense for the three months ended March 31, 2023 primarily consists of $13.8 million related to the 2021 Founders Grant and $4.6 million in connection with RSUs.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Options
The fair value for stock options granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted in 2024 or 2023.
A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2023	2,156,273	$7.20	4.0	$16,541
Granted	—	—
Exercised	(66,911)	12.84		155
Forfeited	—	—
Balance at March 31, 2024	2,089,362	$7.02	3.7	$15,498

Exercisable as of March 31, 2024	2,089,362	$7.02	3.7	$15,498
Vested as of March 31, 2024	1,925,250	5.96	3.4
Unvested as of March 31, 2024	164,112	$19.45	7.5
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $1.7 million as of March 31, 2024, and is expected to be recognized over 0.4 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the three months ended March 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	3,050,028	$24.05
Granted	1,633,572	13.83
Forfeited	(31,327)	17.57
Released	(562,734)	19.29
Vested and not yet released	(26,742)	31.53
Unvested as of March 31, 2024	4,062,797	$20.60
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $52.7 million and $10.9 million as of March 31, 2024, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 0.4 years, respectively. No PSUs were granted, forfeited, released or vested during the three months ended March 31, 2024. As of March 31, 2024 there were 906,488 RSUs that were vested but not yet released, mainly related to the June 2021 grant to the co-CEOs described below.
RSUs granted prior to the Company’s direct listing vest upon the satisfaction of both a service and a performance condition, which was satisfied upon the direct listing on September 20, 2021, and the Company recognizes stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after the direct listing only contain a service condition and are recognized on a straight line basis over the vesting period.
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
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of March 31, 2024, the total lease terms of the various leases range from 1 to 10 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
The following table details the Company’s net lease expense:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$8,091	$7,436
Variable lease expense(1)	196	743
Net lease expense	$8,287	$8,179
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2024	$25,788
2025	36,724
2026	38,651
2027	35,766
2028	31,030
Thereafter	45,311
Future minimum lease payments	213,270
Impact of discounting	31,820
Present value of lease payments	$181,450
(1)    The year 2024 and 2025 include $8.3 million and $2.8 million of expected cash inflows from TIAs. Operating lease payments exclude $12.5 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following table presents other relevant lease information:

March 31, 2024
Weighted average remaining lease term (years)	5.6
Weighted average discount rate	5.1%
9. Commitments and Contingencies
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc., (together, the "Borrowers") entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the "2022 Credit Facility"). The 2022 Credit Facility consisted of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes.
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
Other than letters of credit outstanding of $4.3 million as of both March 31, 2024 and December 31, 2023 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit was filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation in April 2024, the Company reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters for a total of $1.95 million. The parties are currently negotiating the terms of a long form settlement agreement, which they expect to be finalized in the second quarter of 2024, after which it will be submitted to the court for preliminary approval. If the parties cannot reach an accord on the terms of the long form agreement, or the court does not approve the settlement, the litigation will continue.
In addition to the matters described above, as of March 31, 2024, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to common stockholders - basic and diluted	$(2,679)	$(10,812)
Denominator
Weighted average shares, basic and diluted	119,143,534	116,159,428
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.09)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	2,089,362	2,856,572
Unvested restricted stock units	4,062,797	4,135,764
Unvested performance stock units	4,397,688	4,397,688
ESPP purchase rights	456,155	376,493
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
The loans had a balance of $2.5 million at both March 31, 2024 and December 31, 2023. No loans are outstanding with any of our executive officers, and no new promissory notes were issued during the three months ended March 31, 2024 and 2023. The loans outstanding had a weighted average remaining term of 5.3 years at March 31, 2024.
During both the three months ended March 31, 2024 and 2023, the outstanding loan balance increased by an immaterial amount due to interest.
12. Subsequent Events
Lease Obligations
Subsequent to March 31, 2024, the Company entered into 3 operating lease agreements and extended the terms of 6 existing operating lease agreements for retail space in the U.S., with terms ranging from 2 to 7 years. Total commitments under the new agreements are approximately $3.7 million, payable over the terms of the related agreements.
Stock Donation
In May 2024, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. The grant date fair value of the shares was $2.2 million.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Equity Awards
In April 2024, grants of 119,933 RSUs for Class A common stock were awarded to employees under the 2021 Plan. The total grant date fair value of these awards was $1.6 million and will be recognized as stock-based compensation, net of forfeitures as incurred, over the vesting period.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Annual Report”). Data as of and for the three months ended March 31, 2024 and 2023 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 245 retail stores as of March 31, 2024.
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

Financial Highlights
For the three months ended March 31, 2024 and 2023:
•we generated net revenue of $200.0 million and $172.0 million, respectively;
•we generated gross profit of $113.5 million and $94.8 million, respectively, representing a gross profit margin of 56.7% and 55.1%, respectively;
•we generated net loss of $2.7 million and $10.8 million, respectively; and
•we generated adjusted EBITDA of $22.4 million and $17.7 million, respectively.
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

	Three Months Ended March 31,
	2024	2023
Active Customers (in thousands)	2,361	2,287
Store Count(1)	245	204
Adjusted EBITDA(2) (in thousands)	$22,378	$17,738
Adjusted EBITDA margin(2)	11.2%	10.3%
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
As of March 31, 2024, 204 out of our 245 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income (loss) before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, and non-recurring costs such as restructuring costs, major system implementation costs, charges for certain legal matters, and transaction costs. We define adjusted EBITDA margin as adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of adjusted EBITDA and adjusted EBITDA margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate adjusted EBITDA and adjusted EBITDA margin in the same manner. We present adjusted EBITDA and adjusted EBITDA margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
The following table reconciles adjusted EBITDA and adjusted EBITDA margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(2,679)	$(10,812)
Adjusted to exclude the following:
Interest and other income, net	(2,556)	(1,878)
Provision for income taxes	108	261
Depreciation and amortization expense	10,583	9,140
Asset impairment charges	399	395
Stock-based compensation expense(1)	14,315	19,866
Amortization of cloud-based software implementation costs(2)	1,073	363
ERP implementation costs(3)	—	403
Other costs(4)	1,135	—
Adjusted EBITDA	$22,378	$17,738
Adjusted EBITDA margin	11.2%	10.3%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended March 31, 2024 and 2023, the amount includes $0.3 million and $0.1 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
(2)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(3)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.
(4)    Represents other non-recurring costs, including charges for certain legal matters.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net revenue	$200,003	$171,968
Cost of goods sold	86,544	77,177
Gross profit	113,459	94,791
Selling, general, and administrative expenses	118,586	107,221
Loss from operations	(5,127)	(12,430)
Interest and other income, net	2,556	1,879
Loss before income taxes	(2,571)	(10,551)
Provision for income taxes	108	261
Net loss	(2,679)	(10,812)

	Three Months Ended March 31,
	2024	2023
	% of Net Revenue
Net revenue	100.0%	100.0%
Cost of goods sold	43.3%	44.9%
Gross profit	56.7%	55.1%
Selling, general, and administrative expenses	59.3%	62.3%
Loss from operations	(2.6)%	(7.2)%
Interest and other income, net	1.3%	1.1%
Loss before income taxes	(1.3)%	(6.1)%
Provision for income taxes	—%	0.2%
Net loss	(1.3)%	(6.3)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services, and accessories. We sell products and services through our retail stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses and contact lenses. Revenue is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue generated from services and other consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app, eyewear accessories, and customer charges for optional expedited shipping. Revenue is recognized when the service is rendered and is recorded net of discounts.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing costs, which consist of both online and offline advertising, include sponsored search, online advertising, marketing and retail events, and other initiatives. SG&A also includes costs associated with our Home Try-On program, which provides customers the opportunity to sample eyewear at home prior to purchase. We expect SG&A to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business, intentional investments in marketing, and changing prices of goods and services caused by inflation and other macroeconomic factors. SG&A is expensed in the period in which it is incurred.

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
Comparison of the Three Months Ended March 31, 2024 and 2023
Net Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Net revenue	$200,003	$171,968	$28,035	16.3%
Net revenue increased $28.0 million, or 16.3%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due an increase in average revenue per customer, to $296 from $270 in the prior year period, as well as a 3.2% increase in active customers. Average revenue per customer growth was primarily driven by strong adoption of precision progressives, our highest priced lens option which launched in April 2023, and an increase in units per order as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Cost of goods sold	$86,544	$77,177	$9,367	12.1%
Gross profit	113,459	94,791	18,668	19.7%
Gross margin	56.7%	55.1%		1.6%
Cost of goods sold increased by $9.4 million, or 12.1%, for the three months ended March 31, 2024 compared to the same period in 2023, and decreased as a percentage of revenue over the same period by 160 basis points, from 44.9% of revenue to 43.3% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in prescription services, store occupancy, and store depreciation due to new retail stores opened in 2023 and the first quarter of 2024.
Gross profit, calculated as net revenue less cost of goods sold, increased by $18.7 million, or 19.7%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 160 basis points for the three months ended March 31, 2024 compared to the same period in 2023. The increase in gross margin was primarily driven by faster growth in our glasses business which is our highest margin product category, increased efficiencies in our owned optical laboratories and lower outbound customer shipping costs as a percent of revenue. These impacts were partially offset by increased doctor salaries, as the number of stores offering eye exams grew from 155 at March 31, 2023 to 204 at March 31, 2024, and sales growth of contact lenses which are sold at a lower margin than our other eyewear.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Selling, general, and administrative expenses	$118,586	$107,221	$11,365	10.6%
As a percentage of net revenue	59.3%	62.3%		(3.0)%
Selling, general, and administrative expenses increased $11.4 million, or 10.6%, for the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily driven by higher payroll-related costs, primarily from growth in our retail workforce, increased marketing expenses and increased technology costs, partially offset by a $5.8 million decrease in stock-based compensation, mostly related to the Founders Grant (which is described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q).
Interest and Other Income, Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Interest and other income, net	$2,556	$1,879	$677	36.0%
As a percentage of net revenue	1.3%	1.1%		0.2%
Interest and other income, net increased $0.7 million, or 36.0%, for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Provision for income taxes	$108	$261	$(153)	(58.6)%
As a percentage of net revenue	—%	0.2%		(0.2)%
Provision for income taxes decreased $0.2 million, or 58.6%, for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the change in foreign pre-tax income in addition to the tax effects of stock-based compensation expense and depreciation expense.
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

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of March 31, 2024, we had cash and cash equivalents of $220.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $669.5 million. As of December 31, 2023, we had cash and cash equivalents of $216.9 million, which was primarily held for working capital purposes, and an accumulated deficit of $666.8 million.
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
Credit Facility
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc., (together, the "Borrowers") entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the "2022 Credit Facility"). The 2022 Credit Facility consisted of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes.
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
Other than letters of credit outstanding of $4.3 million as of both March 31, 2024 and December 31, 2023, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$19,927	$8,643
Net cash used in investing activities	(16,437)	(12,385)
Net cash provided by financing activities	91	81
Effect of exchange rates on cash	(91)	(662)
Net increase (decrease) in cash and cash equivalents	$3,490	$(4,323)
Cash Flows from Operating Activities
Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2024, consisting of a net loss of $2.7 million adjusted for $26.1 million of non-cash expenses and $3.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $14.0 million of stock-based compensation, $10.6 million of depreciation and amortization, $1.1 million of amortization of cloud-based software implementation costs, and $0.4 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue and increased prepaid expenses and other assets, partially offset by a decrease in inventory and increase in accounts payable.
Net cash provided in operating activities was $8.6 million for the three months ended March 31, 2023, consisting of a net loss of $10.8 million, adjusted for $29.7 million of non-cash expenses and $10.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $19.8 million of stock-based compensation, $9.1 million of depreciation and amortization, $0.4 million of asset impairment charges, and $0.4 million of amortization of cloud-based software implementation costs. The changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses and deferred revenue, partially offset by decreases in inventory and prepaid expenses and other current assets.
Cash Flows from Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $16.4 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs, and an investment in a private optical equipment company.
For the three months ended March 31, 2023, net cash used in investing activities was $12.4 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash provided by financing activities was $0.1 million, which was primarily related to proceeds from stock option exercises.
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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2024 consisted of $220.4 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Remediation Measures
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. We have made progress in the following areas, among others, since the identification of the material weaknesses:
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2024, the Company approved the issuance of 48,486 shares of Class A common stock for no consideration to third-party charitable donor advised funds. The shares were issued in April 2024 in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c) Securities Trading Arrangements of Directors and Section 16 Officers
On March 14, 2024, Teresa Briggs, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangement provides for the sale of 50% of the number of shares of our Class A common stock to be received as fully vested RSUs following our 2024 annual meeting of stockholders pursuant to our Director Compensation Program. The aggregate number of shares sold under the trading arrangement will depend on the average closing trading price of our Class A common stock over the 30-day period ending the day prior to the date of such annual meeting. The trading arrangement will expire on December 31, 2024 or earlier if all transactions under the trading arrangement are completed.

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
Date: May 9, 2024

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer