Form 10-Q
period 2024-06-30
Warby Parker Inc.
filed 2024-08-08
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 6, 2024, there were approximately 100,657,415 shares of the registrant's Class A common stock, and 19,179,995 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; increases in component and shipping costs and changes in supply chain; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to invest in and incorporate new technologies into our products and services; our ability to engage our existing customers and obtain new customers; our ability to expand in-network access with insurance providers; planned new retail stores in 2024 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, government instability, and geopolitical unrest; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; the spread of new infectious diseases; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$237,958	$216,894
Accounts receivable, net	1,209	1,779
Inventory	53,345	62,234
Prepaid expenses and other current assets	16,122	17,712
Total current assets	308,634	298,619

Property and equipment, net	162,736	152,332
Right-of-use lease assets	138,138	122,305
Other assets	8,698	7,056
Total assets	$618,206	$580,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,685	$22,456
Accrued expenses	47,736	46,320
Deferred revenue	21,052	31,617
Current lease liabilities	25,559	24,286
Other current liabilities	2,002	2,411
Total current liabilities	121,034	127,090

Non-current lease liabilities	166,686	150,171
Other liabilities	1,096	1,264
Total liabilities	288,816	278,525
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at June 30, 2024 and December 31, 2023, 100,656,965 and 98,368,239 issued and outstanding at June 30, 2024 and December 31, 2023, respectively; Class B: 150,000,000 shares authorized at June 30, 2024 and December 31, 2023, 19,179,995 and 19,788,682 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,007,288	970,135
Accumulated deficit	(676,272)	(666,831)
Accumulated other comprehensive loss	(1,638)	(1,529)
Total stockholders’ equity	329,390	301,787
Total liabilities and stockholders’ equity	$618,206	$580,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$188,222	$166,093	$388,225	$338,061
Cost of goods sold	82,840	75,458	169,384	152,635
Gross profit	105,382	90,635	218,841	185,426

Selling, general, and administrative expenses	114,338	108,865	232,924	216,086
Loss from operations	(8,956)	(18,230)	(14,083)	(30,660)

Interest and other income, net	2,567	2,281	5,123	4,160

Loss before income taxes	(6,389)	(15,949)	(8,960)	(26,500)
Provision for income taxes	373	(24)	481	237
Net loss	$(6,762)	$(15,925)	$(9,441)	$(26,737)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.14)	$(0.08)	$(0.23)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	120,086,495	116,792,223	119,615,015	116,477,573

Other comprehensive loss
Foreign currency translation adjustment	$(18)	$(35)	$(109)	$(718)
Total comprehensive loss	$(6,780)	$(15,960)	$(9,550)	$(27,455)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three and Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
Stock option exercises	67	—	905	—	—	905
Restricted stock unit releases	563	—	—	—	—	—
Stock-based compensation	—	—	16,265	—	—	16,265
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(2,679)	(2,679)
Balance as of March 31, 2024	118,479	$12	$987,305	$(1,620)	$(669,510)	$316,187
Stock option exercises	286	—	3,179	—	—	3,179
Restricted stock unit releases	509	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	110	—	1,069	—	—	1,069
Stock-based compensation	48	—	13,539	—	—	13,539
Non-cash charitable contributions	179	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(6,762)	(6,762)
Balance as of June 30, 2024	119,611	$12	$1,007,288	$(1,638)	$(676,272)	$329,390

	Three and Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,339	12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	109	—	1,415	—	—	1,415
Restricted stock unit releases	153	—	—	—	—	—
Stock-based compensation	—	—	19,780	—	—	19,780
Other comprehensive loss	—	—	—	(683)	—	(683)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance as of March 31, 2023	115,601	$12	$912,110	$(1,330)	$(614,446)	$296,346
Stock option exercises	482	—	1,940	—	—	1,940
Restricted stock unit releases	285	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	117	—	1,124	—	—	1,124
Stock-based compensation	—	—	18,012	—	—	18,012
Non-cash charitable contributions	57	—	600	—	—	600
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(15,925)	(15,925)
Balance as of June 30, 2023	116,542	$12	$933,786	$(1,365)	$(630,371)	$302,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(9,441)	$(26,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,704	18,424
Stock-based compensation	27,879	37,792
Non-cash charitable contribution	2,196	600
Asset impairment charges	421	650
Amortization of cloud-based software implementation costs	2,008	826
Change in operating assets and liabilities:
Accounts receivable, net	571	259
Inventory	8,888	9,048
Prepaid expenses and other assets	(61)	1,301
Accounts payable	1,384	2,148
Accrued expenses	5,187	(11,619)
Deferred revenue	(10,565)	(6,684)
Other current liabilities	(409)	(21)
Right-of-use lease assets and current and non-current lease liabilities	1,956	1,614
Other liabilities	(168)	(206)
Net cash provided by operating activities	51,550	27,395
Cash flows from investing activities
Purchases of property and equipment	(32,088)	(24,610)
Investment in optical equipment company	(2,000)	—
Net cash used in investing activities	(34,088)	(24,610)
Cash flows from financing activities
Proceeds from stock option exercises	2,639	843
Proceeds from shares issued in connection with employee stock purchase plan	1,068	1,124
Net cash provided by financing activities	3,707	1,967
Effect of exchange rates on cash	(105)	(681)
Net change in cash and cash equivalents	21,064	4,071
Cash and cash equivalents, beginning of period	216,894	208,585
Cash and cash equivalents, end of period	$237,958	$212,656
Supplemental disclosures
Cash paid for income taxes	$345	$326
Cash paid for interest	92	110
Cash paid for amounts included in the measurement of lease liabilities	21,201	17,530
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,089	$3,351
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes. The December 31, 2023 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the six months ended June 30, 2024 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the related notes.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At June 30, 2024 and December 31, 2023, uninsured cash balances were approximately $236.7 million and $215.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 19% and 18% of cost of goods sold for the six months ended June 30, 2024 and 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At June 30, 2024 and December 31, 2023, the balance of receivables from credit card issuers included within cash and cash equivalents was $8.4 million and $15.0 million, respectively.
Inventory
Inventory consists of approximately $15.7 million and $13.3 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of June 30, 2024 and December 31, 2023, respectively, and approximately $37.7 million and $48.9 million of component parts, including optical frames and prescription optical lenses, as of June 30, 2024 and December 31, 2023, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In August 2023, the Company invested $1.0 million in a private optical equipment company, and made an additional $2.0 million investment in March 2024. As part of these investments, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investments are recorded within other assets on the condensed consolidated balance sheet and are measured at cost less impairment, if any. No impairment has been recorded for the three and six months ended June 30, 2024.
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
As of June 30, 2024, the Company had $14.2 million of gross capitalized cloud-based software implementation costs and $5.2 million of related accumulated amortization, for a net balance of $9.0 million, made up of $3.3 million recorded within prepaid expenses and other current assets and $5.7 million recorded within other assets on the condensed consolidated balance sheet.

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
During the three and six months ended June 30, 2024, the Company incurred $0.9 million and $2.0 million of amortization of capitalized cloud-based software implementation costs, respectively. During the three and six months ended June 30, 2023, the Company incurred $0.5 million and $0.8 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were immaterial and $0.4 million for the three and six months ended June 30, 2024, primarily related to the write-off of assets in connection with retail stores and the write-off of capitalized software no longer being used. Asset impairment charges were $0.3 million and $0.7 million for the three and six months ended June 30, 2023, primarily related to the write-off of assets in connection with capitalized software and retail store closures.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses and contact lenses. Revenue generated from services and other consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2023 was recognized as revenue in the first quarter of 2024 and the Company expects substantially all of the deferred revenue at June 30, 2024 to be recognized as revenue in the third quarter of 2024.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $1.9 million and $2.2 million at June 30, 2024 and December 31, 2023, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.3 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively.
The following table disaggregates the Company’s revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Eyewear products	$173,965	$156,680	$361,585	$319,027
Services and other	14,257	9,413	26,640	19,034
Total Revenue	$188,222	$166,093	$388,225	$338,061
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
E-commerce	$57,753	$55,329	$120,612	$117,081
Retail	130,469	110,764	267,613	220,980
Total Revenue	$188,222	$166,093	$388,225	$338,061
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting. The guidance requires additional disclosures of significant segment expense categories and the amount and description of other segment items beyond the significant segment expenses. The ASU also allows for the disclosure of multiple measures of a segment’s profit or loss for each reportable segment if the CODM utilizes more than one measure to assess performance and allocate resources. Lastly, the ASU clarifies that all of the disclosures required in the segments guidance, including disclosing a measure of segment profit or loss and reporting significant segment expenses and other segment items, apply to all public entities, including those with a single operating or reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company expects the adoption of the standard with the 2024 Form 10-K to result in additional disclosures related to a measure of profit or loss, significant segment expenses, and other segment items.

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
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Leasehold improvements	$174,890	$161,720
Computers and equipment	40,996	35,738
Furniture and fixtures	32,409	29,405
Capitalized software	28,281	23,750
Construction in process	22,608	17,555
	299,184	268,168
Less: accumulated depreciation and amortization	(136,448)	(115,836)
Property and equipment, net	$162,736	$152,332
Depreciation and amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$7,374	$6,340	$14,475	$12,370
Selling, general, and administrative expenses	3,747	2,943	7,229	6,054
Total depreciation and amortization expense	$11,121	$9,283	$21,704	$18,424
4. Accrued Expenses
Accrued expenses consists of the following:

	June 30, 2024	December 31, 2023
Product and fulfillment	$13,642	$8,786
Payroll related	9,550	13,575
Marketing	6,504	6,619
Legal	3,935	1,638
Charitable contributions	2,907	4,458
Professional services	2,600	2,159
Retail related	1,975	2,800
Other	6,623	6,285
Total accrued expenses	$47,736	$46,320

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
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$373	$(24)	$481	$237
Effective tax rate	(5.8)%	0.2%	(5.4)%	(0.9)%
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2024 and 2023 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of June 30, 2024, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of June 30, 2024, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	100,511,157	19,099,763	—
Employee stock options – outstanding	301,647	1,501,750	—
Restricted stock units – outstanding	3,051,964	1,532,264	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	30,159,039	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	26,531,465	—	—
Total common stock – outstanding or issuable	160,555,272	26,531,465	—
Shares authorized	750,000,000	150,000,000	150,000,000
Common stock authorized and available for future issuance	589,444,728	123,468,535	150,000,000
Preferred Stock
As of June 30, 2024, 50,000,000 preferred shares were authorized and no shares were outstanding.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan,

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares. In February 2024, the board of directors approved an annual increase of 5,892,462 shares to the shares authorized for issuance under the 2021 Plan, and 24,954,436 shares remained available for future issuance pursuant to new awards as of June 30, 2024.
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
At December 31, 2023, there were 4,136,058 shares available for future issuance pursuant to ESPP purchases. In February 2024, the board of directors approved an annual increase of 1,178,492 shares to the ESPP, and there were 5,204,603 shares available for future issuance pursuant to ESPP purchases as of June 30, 2024.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$271	$290	$509	$484
Selling, general, and administrative expenses	13,560	17,722	27,370	37,308
Total stock-based compensation expense	$13,831	$18,012	$27,879	$37,792
Stock-based compensation expense for the three and six months ended June 30, 2024 primarily consists of $6.2 million and $13.5 million related to the 2021 Founders Grant, as described below, respectively, and $6.3 million and $11.3 million in connection with RSUs, respectively. Stock-based compensation expense for the three and six months ended June 30, 2023 primarily consists of $11.2 million and $25.0 million related to the 2021 Founders Grant, respectively, and $5.1 million and $9.7 million in connection with RSUs.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Options
The fair value for stock options granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted in 2024 or 2023.
A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2023	2,156,273	$7.20	4.0	$16,541
Granted	—	—
Exercised	(352,876)	11.57		1,585
Forfeited	—	—
Balance at June 30, 2024	1,803,397	$6.34	3.3	$18,289

Exercisable as of June 30, 2024	1,803,397	$6.34	3.3	$18,289
Vested as of June 30, 2024	1,691,819	5.46	3.1
Unvested as of June 30, 2024	111,578	$19.70	7.5
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $1.1 million as of June 30, 2024, and is expected to be recognized over 0.3 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the six months ended June 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	3,050,028	$24.05
Granted	1,871,378	13.96
Forfeited	(145,136)	18.14
Released	(1,071,788)	20.48
Vested and not yet released	(63,986)	17.89
Unvested as of June 30, 2024	3,640,496	$20.26
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $44.1 million and $6.6 million as of June 30, 2024, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 0.3 years, respectively. No PSUs were granted, forfeited, released or vested during the six months ended June 30, 2024. As of June 30, 2024 there were 943,732 RSUs that were vested but not yet released, mainly related to the June 2021 grant to the co-CEOs described below.
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
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of June 30, 2024, the total lease terms of the various leases range from 1 to 11 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
The following table details the Company’s net lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$8,485	$7,495	$16,576	$14,931
Variable lease expense(1)	138	505	322	1,248
Net lease expense	$8,623	$8,000	$16,898	$16,179
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2024	$18,952
2025	38,041
2026	42,213
2027	39,568
2028	34,154
Thereafter	53,358
Future minimum lease payments	226,286
Impact of discounting	34,041
Present value of lease payments	$192,245
(1)    The years 2024 and 2025 both include $4.8 million of expected cash inflows from TIAs. Operating lease payments exclude $4.8 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following table presents other relevant lease information:

June 30, 2024
Weighted average remaining lease term (years)	5.6
Weighted average discount rate	5.3%
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
Other than letters of credit outstanding of $4.7 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit was filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation in April 2024, the Company reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters for a total of $1.95 million. The parties are currently negotiating the terms of a long form settlement agreement, which they expect to be finalized in the third quarter of 2024, after which it will be submitted to the court for preliminary approval. If the parties cannot reach an accord on the terms of the long form agreement, or the court does not approve the settlement, the litigation will continue. The Company has accrued for the full amount of the proposed settlement.
In addition to the matters described above, as of June 30, 2024, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders - basic and diluted	$(6,762)	$(15,925)	$(9,441)	$(26,737)
Denominator
Weighted average shares, basic and diluted	120,086,495	116,792,223	119,615,015	116,477,573
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.14)	$(0.08)	$(0.23)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	1,803,397	2,374,295	1,803,397	2,374,295
Unvested restricted stock units	3,640,496	3,849,323	3,640,496	3,849,323
Unvested performance stock units	4,397,688	4,397,688	4,397,688	4,397,688
ESPP purchase rights	362,117	414,306	362,117	414,306
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
The loans had a balance of $2.5 million at both June 30, 2024 and December 31, 2023. No loans are outstanding with any of our named executive officers, and no new promissory notes were issued during the six months ended June 30, 2024 and 2023. The loans outstanding had a weighted average remaining term of 5.1 years at June 30, 2024.
During both the three and six months ended June 30, 2024 and 2023, the outstanding loan balance increased by an immaterial amount due to interest.
12. Subsequent Events
Lease Obligations
Subsequent to June 30, 2024, the Company entered into 4 operating lease agreements and extended the terms of 4 existing operating lease agreements for retail space in the U.S., with terms ranging from 5 to 10 years. Total commitments under the new agreements are approximately $8.9 million, payable over the terms of the related agreements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Annual Report”). Data as of and for the three and six months ended June 30, 2024 and 2023 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 256 retail stores as of June 30, 2024.
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

Financial Highlights
For the three months ended June 30, 2024 and 2023:
•we generated net revenue of $188.2 million and $166.1 million, respectively;
•we generated gross profit of $105.4 million and $90.6 million, respectively, representing a gross profit margin of 56.0% and 54.6%, respectively;
•we generated net loss of $6.8 million and $15.9 million, respectively; and
•we generated Adjusted EBITDA of $19.6 million and $14.2 million, respectively.
For the six months ended June 30, 2024 and 2023:
•we generated net revenue of $388.2 million and $338.1 million, respectively;
•we generated gross profit of $218.8 million and $185.4 million, respectively, representing a gross profit margin of 56.4% and 54.8%, respectively;
•we generated net loss of $9.4 million and $26.7 million, respectively; and
•we generated Adjusted EBITDA of $42.0 million and $31.9 million, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Active Customers (in thousands)	2,386	2,285	2,386	2,285
Store Count(1)	256	217	256	217
Adjusted EBITDA(2) (in thousands)	$19,583	$14,175	$41,961	$31,912
Adjusted EBITDA Margin(2)	10.4%	8.5%	10.8%	9.4%
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

Active Customers
The number of Active Customers is a key performance measure that we use to assess the reach of our physical retail stores and digital platform as well as our brand awareness. We define an Active Customer as a unique customer that has made at least one purchase in the preceding 12-month period. We determine our number of Active Customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Given our definition of a customer is a unique customer that has made at least one purchase, it can include either an individual person or a household of more than one person utilizing a single account. We define Average Revenue per Customer as the sum of the total net revenues in the preceding 12-month period divided by the current period Active Customers.
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
As of June 30, 2024, 215 out of our 256 retail stores offered in-person eye exams.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss	$(6,762)	$(15,925)	$(9,441)	$(26,737)
Adjusted to exclude the following:
Interest and other income, net	(2,567)	(2,281)	(5,123)	(4,160)
Provision for income taxes	373	(24)	481	237
Depreciation and amortization expense	11,121	9,284	21,704	18,424
Asset impairment charges	22	255	421	650
Stock-based compensation expense(1)	14,097	18,164	28,412	38,030
Non-cash charitable donation(2)	2,196	600	2,196	600
Amortization of cloud-based software implementation costs(3)	935	463	2,008	826
ERP implementation costs(4)	—	3,639	—	4,042
Other costs(5)	168	—	1,303	—
Adjusted EBITDA	$19,583	$14,175	41,961	31,912
Adjusted EBITDA Margin	10.4%	8.5%	10.8%	9.4%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions, as well as the issuance of 48,486 Class A common stock to charitable donor advised funds in February 2024. For the three months ended June 30, 2024 and 2023, the amount includes $0.3 million and $0.2 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises. For the six months ended June 30, 2024 and 2023, the amount includes $0.5 million and $0.2 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock in May 2024 to the Warby Parker Impact Foundation and 56,938 shares of Class A common stock to charitable donor advised funds in June 2023.
(3)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(4)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.
(5)    Represents other non-recurring costs, including charges for certain legal matters.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net revenue	$188,222	$166,093	$388,225	$338,061
Cost of goods sold	82,840	75,458	169,384	152,635
Gross profit	105,382	90,635	218,841	185,426
Selling, general, and administrative expenses	114,338	108,865	232,924	216,086
Loss from operations	(8,956)	(18,230)	(14,083)	(30,660)
Interest and other income, net	2,567	2,281	5,123	4,160
Loss before income taxes	(6,389)	(15,949)	(8,960)	(26,500)
Provision for income taxes	373	(24)	481	237
Net loss	(6,762)	(15,925)	(9,441)	(26,737)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.0%	45.4%	43.6%	45.2%
Gross profit	56.0%	54.6%	56.4%	54.8%
Selling, general, and administrative expenses	60.8%	65.5%	60.0%	63.9%
Loss from operations	(4.8)%	(10.9)%	(3.6)%	(9.1)%
Interest and other income, net	1.4%	1.3%	1.3%	1.3%
Loss before income taxes	(3.4)%	(9.6)%	(2.3)%	(7.8)%
Provision for income taxes	0.2%	—%	0.1%	0.1%
Net loss	(3.6)%	(9.6)%	(2.4)%	(7.9)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services, and accessories. We sell products and services through our retail stores, website, and mobile apps. Revenue generated from eyewear products includes the sales of prescription and non-prescription optical glasses and sunglasses and contact lenses. Revenue is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue generated from services and other consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. Revenue is recognized when the service is rendered and is recorded net of discounts.
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
Comparison of the Three Months Ended June 30, 2024 and 2023
Net Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Net revenue	$188,222	$166,093	$22,129	13.3%
Net revenue increased $22.1 million, or 13.3%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due an increase in Average Revenue per Customer, to $302 from $277 in the prior year period, as well as a 4.5% increase in Active Customers. Average Revenue per Customer growth was primarily driven by strong adoption of precision progressives, our highest priced lens option which launched in April 2023, and an increase in units per order as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of goods sold	$82,840	$75,458	$7,382	9.8%
Gross profit	105,382	90,635	14,747	16.3%
Gross margin	56.0%	54.6%		1.4%
Cost of goods sold increased by $7.4 million, or 9.8%, for the three months ended June 30, 2024 compared to the same period in 2023, and decreased as a percentage of revenue over the same period by 140 basis points, from 45.4% of revenue to 44.0% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and prescription services due to new retail stores opened in 2023 and the first half of 2024.
Gross profit, calculated as net revenue less cost of goods sold, increased by $14.7 million, or 16.3%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 140 basis points for the three months ended June 30, 2024 compared to the same period in 2023. The increase in gross margin was primarily driven by faster growth in our glasses business which is our highest margin product category, lower outbound customer shipping costs as a percent of revenue, and efficiencies in our owned optical laboratories. These impacts were partially offset by sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased doctor salaries, as the number of stores offering eye exams grew from 169 at June 30, 2023 to 215 at June 30, 2024.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$114,338	$108,865	$5,473	5.0%
As a percentage of net revenue	60.8%	65.5%		(4.7)%
Selling, general, and administrative expenses increased $5.5 million, or 5.0%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by higher marketing expenses, payroll-related costs, primarily from growth in our retail workforce, and charitable donations, partially offset by a $4.2 million decrease in stock-based compensation, mostly related to the Founders Grant (which is described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and lower technology costs. As a percentage of revenue, SG&A decreased by 470 basis points, primarily driven by lower stock-based compensation.
Interest and Other Income, Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,567	$2,281	$286	12.5%
As a percentage of net revenue	1.4%	1.3%		0.1%
Interest and other income, net increased $0.3 million, or 12.5%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to higher interest rates on our increased cash and cash equivalents balance.

Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Provision for income taxes	$373	$(24)	$397	1,654.2%
As a percentage of net revenue	0.2%	—%		0.2%
Provision for income taxes increased $0.4 million, or 1,654.2%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and differences in tax rates in state jurisdictions.
Comparison of the Six Months Ended June 30, 2024 and 2023
Net Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Net revenue	$388,225	$338,061	$50,164	14.8%
Net revenue increased $50.2 million, or 14.8%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due an increase in Average Revenue per Customer, to $302 from $277 in the prior year period, as well as a 4.5% increase in Active Customers. Average Revenue per Customer growth was primarily driven by strong adoption of precision progressives, our highest priced lens option which launched in April 2023, and an increase in units per order as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of goods sold	$169,384	$152,635	$16,749	11.0%
Gross profit	218,841	185,426	33,415	18.0%
Gross margin	56.4%	54.8%		1.6%
Cost of goods sold increased by $16.7 million, or 11.0%, for the six months ended June 30, 2024 compared to the same period in 2023, and decreased as a percentage of revenue over the same period by 160 basis points, from 45.2% of revenue to 43.6% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and prescription services due to new retail stores opened in 2023 and the first half of 2024.
Gross profit, calculated as net revenue less cost of goods sold, increased by $33.4 million, or 18.0%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 160 basis points for the six months ended June 30, 2024 compared to the same period in 2023. The increase in gross margin was primarily driven by faster growth in our glasses business which is our highest margin product category, lower outbound customer shipping costs as a percent of revenue, and increased efficiencies in our owned optical laboratories. These impacts were partially offset by sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased doctor salaries, as the number of stores offering eye exams grew from 169 at June 30, 2023 to 215 at June 30, 2024.
Selling, General, and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$232,924	$216,086	$16,838	7.8%
As a percentage of net revenue	60.0%	63.9%		(3.9)%
Selling, general, and administrative expenses increased $16.8 million, or 7.8%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by higher payroll-related costs, primarily from growth in our retail workforce, marketing expenses, and charitable donations, partially offset by a $9.9 million decrease in stock-based compensation, mostly related to the Founders Grant (which is described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). As a percentage of revenue, SG&A decreased by 390 basis points, primarily driven by lower stock-based compensation.
Interest and Other Income, Net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Interest and other income, net	$5,123	$4,160	$963	23.1%
As a percentage of net revenue	1.3%	1.3%		—%
Interest and other income, net increased $1.0 million, or 23.1%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands)
Provision for income taxes	$481	$237	$244	103.0%
As a percentage of net revenue	0.1%	0.1%		—%
Provision for income taxes increased $0.2 million, or 103.0%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and differences in tax rates in state jurisdictions.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of June 30, 2024, we had cash and cash equivalents of $238.0 million, which was primarily held for working capital purposes, and an accumulated deficit of $676.3 million. As of December 31, 2023, we had cash and cash equivalents of $216.9 million, which was primarily held for working capital purposes, and an accumulated deficit of $666.8 million.
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
Other than letters of credit outstanding of $4.7 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$51,550	$27,395
Net cash used in investing activities	(34,088)	(24,610)
Net cash provided by financing activities	3,707	1,967
Effect of exchange rates on cash	(105)	(681)
Net increase in cash and cash equivalents	$21,064	$4,071
Cash Flows from Operating Activities
Net cash provided by operating activities was $51.6 million for the six months ended June 30, 2024, consisting of a net loss of $9.4 million adjusted for $54.2 million of non-cash expenses and $6.8 million of net cash provided as a result of changes in operating assets and liabilities. The non-cash charges included $27.9 million of stock-based compensation, $21.7 million of depreciation and amortization, $2.2 million of non-cash charitable contributions, $2.0 million of amortization of cloud-based software implementation costs, and $0.4 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in inventory and increased accrued expenses, partially offset by increased deferred revenue.
Net cash provided in operating activities was $27.4 million for the six months ended June 30, 2023, consisting of a net loss of $26.7 million, adjusted for $58.3 million of non-cash expenses and $4.2 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $37.8 million of stock-based compensation, $18.4 million of depreciation and amortization, $0.8 million of amortization of cloud-based software implementation costs, $0.7 million of asset impairment charges, and $0.6 million of non-cash charitable contributions. The changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses and deferred revenue, partially offset by decreases in inventory and accounts payable.
Cash Flows from Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $34.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, investments in capitalized software development costs, and an investment in a private optical equipment company.
For the six months ended June 30, 2023, net cash used in investing activities was $24.6 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, as well as investments in capitalized software development costs.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was $3.7 million, which was primarily related to proceeds from stock option exercises and shares issued in connection with our ESPP.

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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2024 consisted of $238.0 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2024, the Company issued 178,572 shares of Class A common stock for no consideration to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
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
Date: August 8, 2024

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer