Form 10-Q
period 2024-09-30
Warby Parker Inc.
filed 2024-11-07
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2024, there were approximately 101,662,178 shares of the registrant's Class A common stock, and 18,674,743 shares of the registrant’s Class B common stock outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$251,032	$216,894
Accounts receivable, net	1,094	1,779
Inventory	52,766	62,234
Prepaid expenses and other current assets	16,317	17,712
Total current assets	321,209	298,619

Property and equipment, net	166,500	152,332
Right-of-use lease assets	141,552	122,305
Other assets	8,729	7,056
Total assets	$637,990	$580,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,663	$22,456
Accrued expenses	46,015	46,320
Deferred revenue	19,216	31,617
Current lease liabilities	26,068	24,286
Other current liabilities	2,155	2,411
Total current liabilities	130,117	127,090

Non-current lease liabilities	170,104	150,171
Other liabilities	1,019	1,264
Total liabilities	301,240	278,525
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000,000 shares authorized at September 30, 2024 and December 31, 2023, 101,590,781 and 98,368,239 issued and outstanding at September 30, 2024 and December 31, 2023, respectively; Class B: 150,000,000 shares authorized at September 30, 2024 and December 31, 2023, 18,674,743 and 19,788,682 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,018,751	970,135
Accumulated deficit	(680,344)	(666,831)
Accumulated other comprehensive loss	(1,669)	(1,529)
Total stockholders’ equity	336,750	301,787
Total liabilities and stockholders’ equity	$637,990	$580,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$192,447	$169,849	$580,672	$507,910
Cost of goods sold	87,580	77,117	256,964	229,752
Gross profit	104,867	92,732	323,708	278,158

Selling, general, and administrative expenses	111,480	112,499	344,404	328,585
Loss from operations	(6,613)	(19,767)	(20,696)	(50,427)

Interest and other income, net	2,842	2,655	7,965	6,815

Loss before income taxes	(3,771)	(17,112)	(12,731)	(43,612)
Provision for income taxes	301	301	782	538
Net loss	$(4,072)	$(17,413)	$(13,513)	$(44,150)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.15)	$(0.11)	$(0.38)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	120,885,913	118,003,640	120,041,740	116,995,545

Other comprehensive loss
Foreign currency translation adjustment	$(31)	$(271)	$(140)	$(989)
Total comprehensive loss	$(4,103)	$(17,684)	$(13,653)	$(45,139)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three and Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
Stock option exercises	67	—	905	—	—	905
Restricted stock unit releases	563	—	—	—	—	—
Stock-based compensation	—	—	16,265	—	—	16,265
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(2,679)	(2,679)
Balance as of March 31, 2024	118,479	$12	$987,305	$(1,620)	$(669,510)	$316,187
Stock option exercises	286	—	3,179	—	—	3,179
Restricted stock unit releases	509	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	110	—	1,069	—	—	1,069
Stock-based compensation	48	—	13,539	—	—	13,539
Non-cash charitable contributions	179	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(6,762)	(6,762)
Balance as of June 30, 2024	119,611	$12	$1,007,288	$(1,638)	$(676,272)	$329,390
Stock option exercises	51	—	677	—	—	677
Restricted stock unit releases	412	—	—	—	—	—
Stock-based compensation	—	—	10,786	—	—	10,786
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(4,072)	(4,072)
Balance as of September 30, 2024	120,074	$12	$1,018,751	$(1,669)	$(680,344)	$336,750
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

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(13,513)	$(44,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,533	28,184
Stock-based compensation	38,664	54,083
Non-cash charitable contribution	2,196	3,191
Asset impairment charges	522	1,407
Amortization of cloud-based software implementation costs	2,862	1,679
Change in operating assets and liabilities:
Accounts receivable, net	686	714
Inventory	9,468	5,231
Prepaid expenses and other assets	(1,148)	410
Accounts payable	13,267	2,756
Accrued expenses	2,728	(1,207)
Deferred revenue	(12,401)	(8,005)
Other current liabilities	(256)	(116)
Right-of-use lease assets and current and non-current lease liabilities	2,469	3,458
Other liabilities	(245)	(309)
Net cash provided by operating activities	78,832	47,326
Cash flows from investing activities
Purchases of property and equipment	(46,311)	(40,098)
Investment in optical equipment company	(2,000)	(1,000)
Net cash used in investing activities	(48,311)	(41,098)
Cash flows from financing activities
Proceeds from stock option exercises	2,686	1,017
Proceeds from shares issued in connection with employee stock purchase plan	1,068	1,124
Net cash provided by financing activities	3,754	2,141
Effect of exchange rates on cash	(137)	(989)
Net change in cash and cash equivalents	34,138	7,380
Cash and cash equivalents, beginning of period	216,894	208,585
Cash and cash equivalents, end of period	$251,032	$215,965
Supplemental disclosures
Cash paid for income taxes	$782	$400
Cash paid for interest	169	155
Cash paid for amounts included in the measurement of lease liabilities	21,668	27,124
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,553	$5,941
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes. The December 31, 2023 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. There have been no significant changes in accounting policies during the nine months ended September 30, 2024 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the related notes.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At September 30, 2024 and December 31, 2023, uninsured cash balances were approximately $252.0 million and $215.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 17% and 13% of cost of goods sold for the nine months ended September 30, 2024 and 2023, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At September 30, 2024 and December 31, 2023, the balance of receivables from credit card issuers included within cash and cash equivalents was $8.1 million and $15.0 million, respectively.
Inventory
Inventory consists of approximately $12.6 million and $13.3 million of finished goods, including ready-to-wear sun frames, contact lenses, and eyeglass cases, as of September 30, 2024 and December 31, 2023, respectively, and approximately $40.2 million and $48.9 million of component parts, including optical frames and prescription optical lenses, as of September 30, 2024 and December 31, 2023, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In August 2023, the Company invested $1.0 million in a private optical equipment company, and made an additional $2.0 million investment in March 2024. As part of these investments, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investments are recorded within other assets on the condensed consolidated balance sheet and are measured at cost less impairment, if any. No impairment has been recorded for the three and nine months ended September 30, 2024.
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
As of September 30, 2024, the Company had $14.9 million of gross capitalized cloud-based software implementation costs and $6.0 million of related accumulated amortization, for a net balance of $8.9 million, made up of $3.2 million recorded within prepaid expenses and other current assets and $5.7 million recorded within other assets on the condensed consolidated balance sheet.

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
During the three and nine months ended September 30, 2024, the Company incurred $0.9 million and $2.9 million of amortization of capitalized cloud-based software implementation costs, respectively. During the three and nine months ended September 30, 2023, the Company incurred $0.9 million and $1.7 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, primarily related to the write-off of assets in connection with retail stores and the write-off of capitalized software no longer being used. Asset impairment charges were $0.8 million and $1.4 million for the three and nine months ended September 30, 2023, primarily related to the write-off of assets in connection with capitalized software and retail store closures.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2023 was recognized as revenue in the first quarter of 2024 and the Company expects substantially all of the deferred revenue at September 30, 2024 to be recognized as revenue in the fourth quarter of 2024.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the condensed consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.1 million and $2.2 million at September 30, 2024 and December 31, 2023, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.2 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively.
The following table disaggregates the Company’s revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Eyewear products	$175,615	$159,799	$537,200	$478,826
Services and other	16,832	10,050	43,472	29,084
Total Revenue	$192,447	$169,849	$580,672	$507,910
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
E-commerce	$57,055	$56,551	$177,667	$173,632
Retail	135,392	113,298	403,005	334,278
Total Revenue	$192,447	$169,849	$580,672	$507,910
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
Recently Adopted Accounting Pronouncements
There are no recently adopted accounting pronouncements that have a material impact on the Company’s condensed consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Leasehold improvements	$183,911	$161,720
Computers and equipment	42,824	35,738
Furniture and fixtures	34,328	29,405
Capitalized software	32,755	23,750
Construction in process	20,344	17,555
	314,162	268,168
Less: accumulated depreciation and amortization	(147,662)	(115,836)
Property and equipment, net	$166,500	$152,332
Depreciation and amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$7,770	$6,646	$22,245	$19,016
Selling, general, and administrative expenses	4,059	3,114	11,288	9,168
Total depreciation and amortization expense	$11,829	$9,760	$33,533	$28,184
4. Accrued Expenses
Accrued expenses consists of the following:

	September 30, 2024	December 31, 2023
Product and fulfillment	$11,624	$8,786
Payroll related	9,796	13,575
Marketing	6,949	6,619
Retail related	5,222	2,800
Legal	3,841	1,638
Charitable contributions	3,026	4,458
Professional services	2,528	2,159
Other	3,029	6,285
Total accrued expenses	$46,015	$46,320

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
The Company's income tax expense and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$301	$301	$782	$538
Effective tax rate	(8.0)%	(1.8)%	(6.1)%	(1.2)%
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of September 30, 2024, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000,000 shares of common stock, par value of $0.0001 per share, of which 750,000,000 shares are designated Class A common stock, 150,000,000 shares are designated Class B common stock, and 150,000,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of September 30, 2024, outstanding shares of common stock as well as shares of common stock attributable to stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) were as follows:

	Class A	Class B	Class C
Common stock outstanding	101,444,973	18,628,895	—
Employee stock options – outstanding	284,847	1,467,366	—
Restricted stock units – outstanding	2,753,382	1,434,196	—
Performance stock units – outstanding	—	4,397,688	—
Employee stock plans – available	30,143,925	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	25,928,145	—	—
Total common stock – outstanding or issuable	160,555,272	25,928,145	—
Shares authorized	750,000,000	150,000,000	150,000,000
Common stock authorized and available for future issuance	589,444,728	124,071,855	150,000,000
Preferred Stock
As of September 30, 2024, 50,000,000 preferred shares were authorized and no shares were outstanding.
Stock Donations
In May 2024, the Company issued 178,572 shares of Class A common stock to the Warby Parker Impact Foundation (“WPIF”), a 501(c)(3) nonprofit organization. The Company recognized $2.2 million of charitable stock donation expense during the nine months ended September 30, 2024, representing the fair value of the shares on the date they were issued, which is recorded as a component of selling, general, and administrative expenses. Three of the Company’s directors serve on the board of directors of WPIF.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
In June 2023, the Company donated 56,938 shares of Class A common stock to charitable donor advised funds, and in August 2023, the Company issued 178,572 shares of Class A common stock to the WPIF. The Company recognized $2.6 million and $3.2 million of charitable stock donation expense during the three and nine months ended September 30, 2023, respectively.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares. In February 2024, the board of directors approved an annual increase of 5,892,462 shares to the shares authorized for issuance under the 2021 Plan, and 24,939,322 shares remained available for future issuance pursuant to new awards as of September 30, 2024.
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
At December 31, 2023, there were 4,136,058 shares available for future issuance pursuant to ESPP purchases. In February 2024, the board of directors approved an annual increase of 1,178,492 shares to the ESPP, and there were 5,204,603 shares available for future issuance pursuant to ESPP purchases as of September 30, 2024.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$262	$269	$770	$753
Selling, general, and administrative expenses	10,524	16,022	37,894	53,330
Total stock-based compensation expense	$10,786	$16,291	$38,664	$54,083
Stock-based compensation expense for the three and nine months ended September 30, 2024 primarily consists of $4.9 million and $18.4 million related to the 2021 Founders Grant, as described below, respectively, and $5.0 million and $16.3 million in connection with RSUs, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2023 primarily consists of $10.4 million and $35.4 million related to the 2021 Founders Grant, respectively, and $4.4 million and $14.2 million in connection with RSUs.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
Stock Options
The fair value for stock options granted under the Plans are estimated at the date of grant using the Black-Scholes option-pricing model. No stock options were granted in 2024 or 2023.
A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2023	2,156,273	$7.20	4.0	$16,541
Granted	—	—
Exercised	(404,060)	11.78		1,800
Forfeited	—	—
Balance at September 30, 2024	1,752,213	$6.14	3.0	$18,465

Exercisable as of September 30, 2024	1,752,213	$6.14	3.0	$18,465
Vested as of September 30, 2024	1,688,452	5.59	2.9
Unvested as of September 30, 2024	63,761	$20.80	7.5
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was $0.6 million as of September 30, 2024, and is expected to be recognized over 0.2 years.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the nine months ended September 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	3,050,028	$24.05
Granted	1,930,636	13.98
Forfeited	(189,280)	17.39
Released	(1,483,552)	20.92
Vested and not yet released	(88,372)	18.40
Unvested as of September 30, 2024	3,219,460	$20.00
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $37.3 million and $3.3 million as of September 30, 2024, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 0.3 years, respectively. No PSUs were granted, forfeited, released or vested during the nine months ended September 30, 2024. As of September 30, 2024 there were 968,118 RSUs that were vested but not yet released, mainly related to the June 2021 grant to the co-CEOs described below.
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
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of September 30, 2024, the total lease terms of the various leases range from 1 to 11 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
The following table details the Company’s net lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$9,029	$7,853	$25,605	$22,784
Variable lease expense(1)	192	359	573	1,607
Net lease expense	$9,221	$8,212	$26,178	$24,391
(1) Variable lease expense primarily consists of contingent rent.
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2024	$9,838
2025	37,413
2026	44,403
2027	41,755
2028	36,753
Thereafter	61,108
Future minimum lease payments	231,270
Impact of discounting	35,098
Present value of lease payments	$196,172
(1)    The years 2024 and 2025 include $2.5 million and $7.5 million of expected cash inflows from TIAs. Operating lease payments exclude $6.8 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following table presents other relevant lease information:

September 30, 2024
Weighted average remaining lease term (years)	5.6
Weighted average discount rate	5.4%
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
Other than letters of credit outstanding of $4.6 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit was filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation in April 2024, the Company reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters for a total of $1.95 million. The parties entered into a final settlement agreement on October 1, 2024, which will be submitted for preliminary approval by the court by the end of the year. If the court does not approve the settlement, the litigation will continue. The Company has accrued for the full amount of the proposed settlement.
In addition to the matters described above, as of September 30, 2024, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share data)
10. Net Loss Per Share Attributable to Common Stockholders
The computation of net loss per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders - basic and diluted	$(4,072)	$(17,413)	$(13,513)	$(44,150)
Denominator
Weighted average shares, basic and diluted	120,885,913	118,003,640	120,041,740	116,995,545
Earnings Per Share
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.15)	$(0.11)	$(0.38)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	1,752,213	2,237,212	1,752,213	2,237,212
Unvested restricted stock units	3,219,460	3,487,721	3,219,460	3,487,721
Unvested performance stock units	4,397,688	4,397,688	4,397,688	4,397,688
ESPP purchase rights	338,252	423,869	338,252	423,869
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
The loans had a balance of $2.5 million at both September 30, 2024 and December 31, 2023. No loans are outstanding with any of our named executive officers, and no new promissory notes were issued during the nine months ended September 30, 2024 and 2023. The loans outstanding had a weighted average remaining term of 4.8 years at September 30, 2024.
During both the three and nine months ended September 30, 2024 and 2023, the outstanding loan balance increased by an immaterial amount due to interest.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Annual Report”). Data as of and for the three and nine months ended September 30, 2024 and 2023 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 269 retail stores as of September 30, 2024.
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

Financial Highlights
For the three months ended September 30, 2024 and 2023:
•we generated net revenue of $192.4 million and $169.8 million, respectively;
•we generated gross profit of $104.9 million and $92.7 million, respectively, representing a gross profit margin of 54.5% and 54.6%, respectively;
•we generated net loss of $4.1 million and $17.4 million, respectively; and
•we generated Adjusted EBITDA of $17.3 million and $11.0 million, respectively.
For the nine months ended September 30, 2024 and 2023:
•we generated net revenue of $580.7 million and $507.9 million, respectively;
•we generated gross profit of $323.7 million and $278.2 million, respectively, representing a gross profit margin of 55.7% and 54.8%, respectively;
•we generated net loss of $13.5 million and $44.2 million, respectively; and
•we generated Adjusted EBITDA of $59.3 million and $42.9 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Active Customers (in thousands)	2,431	2,303	2,431	2,303
Store Count(1)	269	227	269	227
Adjusted EBITDA(2) (in thousands)	$17,308	$11,031	$59,269	$42,943
Adjusted EBITDA Margin(2)	9.0%	6.5%	10.2%	8.5%
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

Active Customers
The number of Active Customers is a key performance measure that we use to assess the reach of our physical retail stores and digital platform as well as our brand awareness. We define an Active Customer as a unique customer account that has made at least one purchase in the preceding 12-month period. We determine our number of Active Customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Given our definition of a customer is a unique customer account that has made at least one purchase, it can include either an individual person or a household of more than one person utilizing a single account. We define Average Revenue per Customer as the sum of the total net revenues in the preceding 12-month period divided by the current period Active Customers.
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
As of September 30, 2024, 228 out of our 269 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, charges for certain legal matters outside the ordinary course of business, and non-recurring costs such as restructuring costs, major system implementation costs, and transaction costs. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA and Adjusted EBITDA Margin in the same manner. We present Adjusted EBITDA and Adjusted EBITDA Margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net loss	$(4,072)	$(17,413)	$(13,513)	$(44,150)
Adjusted to exclude the following:
Interest and other income, net	(2,842)	(2,655)	(7,965)	(6,815)
Provision for income taxes	301	301	782	538
Depreciation and amortization expense	11,829	9,760	33,533	28,184
Asset impairment charges	101	757	522	1,407
Stock-based compensation expense(1)	10,961	16,466	39,373	54,496
Non-cash charitable donation(2)	—	2,591	2,196	3,191
Amortization of cloud-based software implementation costs(3)	854	853	2,862	1,679
ERP implementation costs(4)	—	371	—	4,413
Other costs(5)	176	—	1,479	—
Adjusted EBITDA	$17,308	$11,031	$59,269	$42,943
Adjusted EBITDA Margin	9.0%	6.5%	10.2%	8.5%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions, as well as the issuance of 48,486 Class A common stock to charitable donor advised funds in February 2024. For both of the three months ended September 30, 2024 and 2023, the amount includes $0.2 million of employer payroll taxes associated with releases of RSUs and option exercises. For the nine months ended September 30, 2024 and 2023, the amount includes $0.7 million and $0.4 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock in both May 2024 and August 2023 to the Warby Parker Impact Foundation and 56,938 shares of Class A common stock to charitable donor advised funds in June 2023.
(3)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(4)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.
(5)    Represents charges for certain legal matters outside the ordinary course of business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net revenue	$192,447	$169,849	$580,672	$507,910
Cost of goods sold	87,580	77,117	256,964	229,752
Gross profit	104,867	92,732	323,708	278,158
Selling, general, and administrative expenses	111,480	112,499	344,404	328,585
Loss from operations	(6,613)	(19,767)	(20,696)	(50,427)
Interest and other income, net	2,842	2,655	7,965	6,815
Loss before income taxes	(3,771)	(17,112)	(12,731)	(43,612)
Provision for income taxes	301	301	782	538
Net loss	$(4,072)	$(17,413)	$(13,513)	$(44,150)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.5%	45.4%	44.3%	45.2%
Gross profit	54.5%	54.6%	55.7%	54.8%
Selling, general, and administrative expenses	57.9%	66.2%	59.3%	64.7%
Loss from operations	(3.4)%	(11.6)%	(3.6)%	(9.9)%
Interest and other income, net	1.5%	1.5%	1.4%	1.3%
Loss before income taxes	(1.9)%	(10.1)%	(2.2)%	(8.6)%
Provision for income taxes	0.2%	0.2%	0.1%	0.1%
Net loss	(2.1)%	(10.3)%	(2.3)%	(8.7)%
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
Comparison of the Three Months Ended September 30, 2024 and 2023
Net Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Net revenue	$192,447	$169,849	$22,598	13.3%
Net revenue increased $22.6 million, or 13.3%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due an increase in Average Revenue per Customer, to $305 from $284 in the prior year period, as well as a 5.6% increase in Active Customers. Average Revenue per Customer growth was primarily driven by strong adoption of precision progressives, our highest priced lens option which launched in April 2023, an increase in units per order as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction, and continued uptake of our higher priced frames.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of goods sold	$87,580	$77,117	$10,463	13.6%
Gross profit	104,867	92,732	12,135	13.1%
Gross margin	54.5%	54.6%		(0.1)%
Cost of goods sold increased by $10.5 million, or 13.6%, for the three months ended September 30, 2024 compared to the same period in 2023, and decreased as a percentage of revenue over the same period by 10 basis points, from 45.4% of revenue to 45.5% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and doctor headcount due to new retail stores opened in 2023 and the first nine months of 2024.
Gross profit, calculated as net revenue less cost of goods sold, increased by $12.1 million, or 13.1%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 10 basis points for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in gross margin was primarily driven by the sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased doctor headcount, as the number of stores offering eye exams grew from 183 at September 30, 2023 to 228 at September 30, 2024. These impacts were partially offset by efficiencies in our owned optical laboratories and lower outbound customer shipping costs as a percent of revenue, which were both driven by higher glasses growth.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$111,480	$112,499	$(1,019)	(0.9)%
As a percentage of net revenue	57.9%	66.2%		(8.3)%
Selling, general, and administrative expenses decreased $1.0 million, or 0.9%, for the three months ended September 30, 2024 compared to the same period in 2023. This decrease was primarily driven by a $5.5 million decrease in stock-based compensation, mostly related to the Founders Grant (which is described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and lower corporate expenses, partially offset by higher payroll-related costs, primarily from growth in our retail workforce, and higher marketing expenses. As a percentage of revenue, SG&A decreased by 830 basis points, primarily driven by lower stock-based compensation and lower corporate expenses.
Interest and Other Income, Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,842	$2,655	$187	7.0%
As a percentage of net revenue	1.5%	1.5%		—%

Interest and other income, net increased $0.2 million, or 7.0%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to higher interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Provision for income taxes	$301	$301	$—	—%
As a percentage of net revenue	0.2%	0.2%		—%
Provision for income taxes was flat for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and differences in tax rates in state jurisdictions.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Net Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Net revenue	$580,672	$507,910	$72,762	14.3%
Net revenue increased $72.8 million, or 14.3%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due an increase in Average Revenue per Customer, to $305 from $284 in the prior year period, as well as a 5.6% increase in Active Customers. Average Revenue per Customer growth was primarily driven by strong adoption of precision progressives, our highest priced lens option which launched in April 2023, an increase in units per order as customers took advantage of our bundling promotions and also purchased contacts or eye exams along with glasses in the same transaction, and continued uptake of our higher priced frames.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Cost of goods sold	$256,964	$229,752	$27,212	11.8%
Gross profit	323,708	278,158	45,550	16.4%
Gross margin	55.7%	54.8%		0.9%
Cost of goods sold increased by $27.2 million, or 11.8%, for the nine months ended September 30, 2024 compared to the same period in 2023, and decreased as a percentage of revenue over the same period by 90 basis points, from 45.2% of revenue to 44.3% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, and doctor headcount due to new retail stores opened in 2023 and the first nine months of 2024.
Gross profit, calculated as net revenue less cost of goods sold, increased by $45.6 million, or 16.4%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 90 basis points for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in gross margin was primarily driven by lower outbound customer shipping costs as a percent of revenue, faster growth in our glasses business which is our highest margin product category, and efficiencies in our owned optical laboratories. These impacts were partially offset by sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased doctor headcount, as the number of stores offering eye exams grew from 183 at September 30, 2023 to 228 at September 30, 2024.
Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$344,404	$328,585	$15,819	4.8%
As a percentage of net revenue	59.3%	64.7%		(5.4)%
Selling, general, and administrative expenses increased $15.8 million, or 4.8%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by higher payroll-related costs, primarily from growth in our retail workforce, and marketing expenses, partially offset by a $15.4 million decrease in stock-based compensation, mostly related to the Founders Grant (which is described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). As a percentage of revenue, SG&A decreased by 540 basis points, primarily driven by lower stock-based compensation, partially offset by increased marketing expenses as a percentage of revenue.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Interest and other income, net	$7,965	$6,815	$1,150	16.9%
As a percentage of net revenue	1.4%	1.3%		0.1%
Interest and other income, net increased $1.2 million, or 16.9%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to higher interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(in thousands)
Provision for income taxes	$782	$538	$244	45.4%
As a percentage of net revenue	0.1%	0.1%		—%
Provision for income taxes increased $0.2 million, or 45.4%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and differences in tax rates in state jurisdictions.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of September 30, 2024, we had cash and cash equivalents of $251.0 million, which was primarily held for working capital purposes, and an accumulated deficit of $680.3 million. As of December 31, 2023, we had cash and cash equivalents of $216.9 million, which was primarily held for working capital purposes, and an accumulated deficit of $666.8 million.
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
Other than letters of credit outstanding of $4.6 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$78,832	$47,326
Net cash used in investing activities	(48,311)	(41,098)
Net cash provided by financing activities	3,754	2,141
Effect of exchange rates on cash	(137)	(989)
Net increase in cash and cash equivalents	$34,138	$7,380
Cash Flows from Operating Activities
Net cash provided by operating activities was $78.8 million for the nine months ended September 30, 2024, consisting of a net loss of $13.5 million adjusted for $77.8 million of non-cash expenses and $14.5 million of net cash provided as a result of changes in operating assets and liabilities. The non-cash charges included $38.7 million of stock-based compensation, $33.5 million of depreciation and amortization, $2.9 million of amortization of cloud-based software implementation costs, $2.2 million of non-cash charitable contributions, and $0.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in accounts payable and a decrease in inventory, partially offset by increased deferred revenue.
Net cash provided in operating activities was $47.3 million for the nine months ended September 30, 2023, consisting of a net loss of $44.2 million, adjusted for $88.6 million of non-cash expenses and $2.9 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $54.1 million of stock-based compensation, $28.2 million of depreciation and amortization, $3.2 million of non-cash charitable contributions, $1.7 million of amortization of cloud-based software implementation costs, and $1.4 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue and accrued expenses, partially offset by decreases in inventory, net lease liabilities, other non-current assets, and accounts payable.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $48.3 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, investments in capitalized software development costs, and an investment in a private optical equipment company.

For the nine months ended September 30, 2023, net cash used in investing activities was $41.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, investments in capitalized software development costs, and an investment in a private optical equipment company.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $3.8 million, which was primarily related to proceeds from stock option exercises and shares issued in connection with our ESPP.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2024 consisted of $251.0 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c)
Except as described below, during the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
On September 13, 2024, Neil Blumenthal, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,250,000 shares of our Class A common stock. The trading arrangement will expire on June 30, 2025 or earlier if all transactions under the trading arrangement are completed.
On September 13, 2024, Dave Gilboa, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 950,000 shares of our Class A common stock. The trading arrangement will expire on June 30, 2025 or earlier if all transactions under the trading arrangement are completed.

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
Date: November 7, 2024

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer