Form 10-K
period 2024-12-31
Warby Parker Inc.
filed 2025-02-27
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, was $1,410,394,885 based on the closing price of $16.06 per share of common stock as reported on the New York Stock Exchange.
As of February 25, 2025, there were 103,622,991 shares of the registrant's Class A common stock and 17,235,818 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future results of operations and financial position, industry and business trends, general macroeconomic and market trends, business strategy, plans, market growth, potential growth opportunities for the business and potential retail expansion and our objectives for future operations.
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
•We may not be successful in our retail growth and vision care expansion strategy.
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
•Our Co-Founders and Co-CEOs, Neil Blumenthal and Dave Gilboa, if they choose to act together and if they exercise and/or settle their options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) that will exercise or settle into Class B common stock, have the ability to exercise significant influence over all matters submitted to stockholders for approval, including exercising significant control over the outcome of director elections.
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

Part I.
Item 1. Business

Our Brand
Warby Parker is a mission-driven, lifestyle brand that operates at the intersection of design, technology, healthcare, and social enterprise. We stand for fun, creativity, and doing good in the world. Every day, our team of over 3,500 employees is focused on our mission to inspire and impact the world with vision, purpose, and style (without charging a premium for it). Our ultimate objective is to provide vision for all. As a pioneer of the direct-to-consumer model, and now through our omnichannel business, we have unlocked access to affordable, quality eye care for millions.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 276 retail stores as of December 31, 2024.

•We’ve crafted a holistic vision care offering that extends beyond glasses to include contacts, vision tests and eye exams, and more. We leverage leading (and in many cases proprietary) technology to enhance our customers’ experiences, whether it’s to help them find a better-fitting frame using our Virtual Try-On tool, or to update their prescription from home using Virtual Vision Test, our telehealth app.
•We recruit and retain highly engaged, motivated team members who are driven by our commitment to scaling a large, growing business while making an impact and are excited to connect their daily work back to our mission.
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. We strive to benefit our employees, customers, communities, partners, and the environment by advancing access to eye care and living our core values. Working closely with our nonprofit partners, we distribute glasses to people in need in more than 80 countries globally and many parts of the United States. Over 15 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
Our Direct-to-Consumer Model
An amazing customer experience at Warby Parker is no accident—it happens when every possible path to our product is as delightful and thoughtful as the next. When we started Warby Parker 15 years ago, there were not many examples of brands that had launched online. Yet we believed that building a digitally native, vertically integrated brand would enable us to circumvent traditional channels, directly build meaningful relationships with consumers, and offer high-quality products at a reasonable price. Since then we have added many additional ways to engage with consumers—from our 276 retail stores to our Virtual Vision Test telehealth app—all with the intention of making the shopping process easy and fun for our customers.
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
•Sustainable, Predictable Growth. Eye care purchases are predominantly a non-discretionary medical necessity. Prescription eyewear consumers purchase new glasses approximately every two years, while contact lens customers typically reorder every 12 months. Given our brand’s strength and replenishment cycle, we believe we have significant opportunity ahead to grow our market share, and delight more and more customers.
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
Eyeglasses and Sunglasses
Every pair of Warby Parker glasses and sunglasses is dreamed up in-house, where our team gathers inspiration, sketches designs, and maps out product details for prototyping. We release nearly 20 new eyewear collections each year, often incorporating patented designs and extended sizing to offer our customers products that not only fit well but look great. As for frame materials, we select premium—from custom-designed cellulose acetate to ultra-lightweight titanium. Our frames come standard with impact-resistant polycarbonate lenses that block 100% of UVA and UVB rays, plus all our glasses lenses are equipped, at no extra cost, with scratch-resistant and anti-reflective coatings.
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
Eye Exams and Vision Tests
We offer multiple ways for customers to get prescriptions and keep their vision in tip-top shape. From friendly and knowledgeable in-person exams at 236 of our retail stores as of December 31, 2024 to innovative telehealth services like our Virtual Vision Test app, we provide access to convenient and accessible vision services for primary vision care needs through optometrists employed either by us or by independent professional corporations or similar entities with whom we have contractual arrangements. Throughout their shopping experience, our patients’ health and happiness is our top priority.

The Eyewear Market is Large, Growing, and Ripe for Disruption
Large and Growing Market
The U.S. eyewear market is large and growing. The Vision Council defines the U.S. eyewear market as an approximately $68 billion industry as of December 2024, up from $66 billion in 2023, that has exhibited consistent, stable growth across multiple economic cycles, and estimates the U.S. prescription eyeglasses and sunglasses market to be approximately $25 billion, up from $24 billion in the prior year. Independent optical retailers made up approximately 50% of all prescription optical retail sales in 2024, while optical retail chains made up the majority of the remainder. Globally, the eyewear market was approximately $150 billion in 2024, according to Statista, inclusive of optical retailers’ revenue from the sales of products (including glasses, sunglasses, and contact lenses).
The eyewear industry is resilient to economic cycles given its medical and non-discretionary nature and is defined by durable fundamentals and trends including:
•Most people need vision correction: The Vision Council reported that approximately 80% of adults in the United States use some form of vision correction, equating to approximately 214 million people. In addition, the number of Americans ages 65 and older is expected to increase by more than 25% over the next 20 years, reaching 80 million people in 2045, according to the U.S. Census Bureau. It is estimated that at least 93% of people aged 65 and older wear corrective lenses, as older adults require more vision correction.
•Consistent replenishment cycle: Glasses wearers purchase new glasses approximately every two years, according to the Vision Council. Additionally, an estimated 51 million people in the United States wear contact lenses that are typically disposable, replaced on a daily, weekly, or monthly basis, driving frequent repurchase. Approximately 80% of contacts wearers purchase contact lenses at least once per year.
•Increasing screen time usage: With the rising usage of smartphones, tablets, computers, and other devices, three out of four adults report experiencing digital eye strain at some point during the day, contributing significantly to increased vision correction needs and a steady influx of new customers within the eyewear market.
•Acceleration of e-commerce penetration: While e-commerce penetration is at an all-time high in the U.S. and abroad, it is relatively small in the eyewear industry, representing approximately 10% of prescription eyeglasses sales in 2024 according to The Vision Council.
•Increasing prominence of telehealth: The Vision Council reported that over 50% of adults that use eye products would be interested in having a virtual or telehealth eye exam. Direct-to-consumer telehealth is expected to grow at a rate of approximately 30% per year, reflecting an evolution of consumer preferences from in-person to remote medical care.
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

•Unappealing Value Proposition. Glasses have historically only been offered at a premium price point, leaving millions of customers without access to stylish, affordable eyewear. There is often a significant markup at 10x to 20x from manufacture to sale, as products are often burdened by various licensing, wholesale, and retail fees that support the legacy supply chain. Upon checkout, customers often find their vision insurance (if they have it) only covers a portion of their purchase.
•Limited Ongoing Customer Engagement. The eyewear industry has been built to maximize individual transactions versus optimize the customer journey. In addition, a concentrated number of companies license the vast majority of premium eyewear brands sold and often wholesale their products through retailers, so they lack direct connection to their end customers.
The legacy optical industry is highly concentrated amongst a few industry players that have created an illusion of choice for consumers. While there are approximately 45,000 optical retail stores in the U.S. as of December 2024, consumers are often unaware that power is consolidated among a handful of companies, whose influence spans the full eyewear value chain from design, to manufacturing, distribution, retailing, and insurance.
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
•Expanding Our Retail Footprint. Stepping into one of our retail stores brings the Warby Parker brand to life; each store showcases our latest product and service offerings while driving brand awareness and total market growth. Our retail stores spread across the U.S. and parts of Canada and operate across urban and suburban communities with street, lifestyle, and mall locations. Our U.S. retail footprint has a long runway for expansion. Based on analysis we conducted with a third-party research firm in 2021, we expect that our retail footprint has room to expand in the U.S. to 900+ retail stores, which is still a fraction of the approximately 45,000 optical retail stores in the United States as of December 2024. We are highly selective and discerning about each retail store we open, and we believe our retail stores embody the brand, are efficient customer acquisition vehicles, and will generate significant free cash flow over time.
•Continuing to Invest in Technology and our Digital Experience. We plan to continue to make strategic investments to enhance our digital offering and capabilities, enabling us to provide a more convenient and seamless customer experience. Our team of strategists and technologists prioritizes innovation while developing proprietary tools in-house, whether it’s our Virtual Try-On, video assisted eye exams, Digital PD Tool (which measures pupillary distance), custom point of sale system, or our Virtual Vision Test telehealth app.
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

•Expanding Our Holistic Vision Care Offering. We plan to continue to build upon our existing products, while selectively introducing new offerings that aim to surprise and delight both new and existing customers. This includes strengthening our offering and position within:
•Glasses. We release nearly 20 new eyewear collections each year; we will continue to scale our core glasses offering by introducing new sizes, shapes, widths, lens offerings, and more to ensure as many people as possible can find a frame that fits, functions, and looks great.
•Contact Lenses. The contact lens market is estimated at $11.8 billion as of December 31, 2024 and contributed only 10.2% to Warby Parker net revenue for the year ended December 31, 2024.
•Eye Exams and Vision Care. The eye exams and vision care market is estimated at $10.7 billion as of December 31, 2024 and contributed only 5.3% to Warby Parker net revenue for the year ended December 31, 2024.
•Vision Insurance. Vision insurance is used on over 50% of purchases made in the vision care market as of December 31, 2024 and contributed approximately 7% to Warby Parker net revenue for the year ended December 31, 2024.
For each of these opportunities, we have established businesses that are growing rapidly and can scale over time.
•Evaluating Potential Expansion into New International Markets. With over 4 billion people globally in need of vision correction, we recognize there is a significant opportunity to introduce customers across the globe to our brand. Expanding internationally would significantly increase our total addressable market. As we grow, we will continue our strategy of evaluating opportunities to open distinctive retail stores in select locations and providing our customers with an engaging online experience.
Our Seamless Experience
We offer our customers a seamless customer experience—whether shopping in-person or online—that’s unparalleled within the market.
E-commerce & Mobile App
Shopping online at Warby Parker is just as seamless an experience as visiting us in person. Our website and mobile app make quick perusing a cinch. Customers can even try on glasses virtually using our proprietary Virtual Try-On tool, or explore our AI-powered online quiz that helps customers find frames based on style, color, and shape preferences, which is ideal for when there’s not a retail store nearby or if you’d prefer to stay home. Plus, our Customer Experience advisors and Social Media team are on standby online via phone, chat, or email to iron out any styling predicaments and answer any questions.
Home Try-On
We started out selling our frames exclusively online—which was a novel concept in 2010. Our Home Try-On program was designed to make it extremely easy and fun for anyone to find the perfect frame, with all the convenience and none of the stress or uncertainty of other online shopping experiences. Customers can pick five of their favorite frames on our site (or get tailored suggestions after taking a quick quiz) and try them at home for five full days. Oh, and it’s free!
Retail Stores
As of December 31, 2024, our retail footprint included 276 retail stores, including 271 locations in the U.S. and 5 locations in Canada. We are located in 42 states or provinces, 209 cities, and 93 Core Markets, and our retail stores are in 47 of the 50 most populous Core Markets in the U.S. Core Market refers to a Core-Based Statistical Area as defined by the U.S. Census Bureau. All of our retail stores are corporate-owned, and we have no franchise retail stores, which allows us complete control over the customer experience.
Our retail stores introduce the brand to new consumers, strengthen relationships with existing customers, and create environments that celebrate the breadth of our vision care offerings, from glasses to contact lenses and eye exams.
Our retail strategy is thoughtful and data-driven, creative and colorful, and consistent with the Warby Parker brand. The keystone to our strategy is ensuring each retail store location—whether on proven, retail-oriented streets or in high-

performing shopping centers—communicates the brand in a consistent and engaging manner to all customers, past, current, and potential.
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
Product Quality
Before a frame becomes a frame, we’re choosing vendors, selecting materials (we’ve been known to develop specialty acetates with the help of incredibly skilled partners), and performing rigorous product testing with the assistance of third-party agencies, all in the name of the highest quality and safety standards. Our eyewear is considered a medical device by the FDA and regulated as such and, where applicable, we follow the requirements set by the Consumer Product Safety Commission. We also comply with standards set by the American National Standards Institute for prescription eyewear and sunglasses (both prescription and non-prescription). We require our vendors to comply with the European CE standard, and Warby Parker frames are stamped with the certification mark that indicates conformity with health, safety, and environmental protection standards for products sold within the European Economic Area.
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
Vendor Accountability
Alongside the independent fair-labor monitoring group Verité, we piloted the Warby Parker Social Compliance Program in 2012 and formalized it for our direct and key indirect suppliers in 2013. All new direct and key indirect suppliers since have been screened using our social compliance criteria. All of our active direct suppliers in China, Vietnam, Japan, and Italy are audited to ensure compliance with our program, and we continue to expand the program to new suppliers. We define active direct suppliers as product suppliers that we directly transact with, that each represent more than 10% of our business, and with which we have purchase orders, inventory shipments, and/or payment transactions within the calendar year.
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
Our Competition
Competition in the eyewear industry is principally on the basis of brand image and recognition, as well as product quality, price, innovation, and style. We believe that we successfully compete on the basis of our highly compelling price point combined with uncompromising quality, differentiated consumer experience, and an authentic brand promise. In addition, we believe our vertically integrated supply chain allows us more effective control over our product and brand. We are also differentiated by our cross-platform, multi-generational creative and marketing strategies that increase brand-awareness and strengthens consumer loyalty. Approximately half of the market is fragmented and eyewear is sold through independent optical shops who drive the majority of their revenue through eyewear sales. This is unique in the medical world as it’s one of the only places where a prescribing doctor can sell you the product they prescribe.
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
Seasonality
Historically, we have observed moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue on order delivery, any orders placed at the end of December are recognized as revenue on delivery, which may occur in the following year, and as such we typically see revenue increase sequentially from the fourth quarter to the first quarter of the following year.
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
Impact Reporting
Since 2018, Warby Parker has published an annual Impact Report to evaluate and communicate the economic, environmental, and social impacts of our everyday business activities. Completing a yearly report, as benchmarked against the universally recognized GRI (Global Reporting Initiative) and SASB (Sustainability Accounting Standards

Board, now under the oversight of the International Financial Reporting Standards Foundation) frameworks, gives us the opportunity to examine how we’re aligning with our core values, assess if we’re growing responsibly, and to manage change more effectively. As a public benefit corporation, we are required to provide a biennial report on our impacts. We intend to use our annual Impact Reports to serve as such statement.
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
We own and maintain utility and design patents in the United States and in other jurisdictions around the world. We have trademark rights in our name and other brand indicia in the United States and in other jurisdictions around the world. We also have registered copyrights in the United States. We register domain names for certain websites that we use in our business, such as www.warbyparker.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property and determine whether to seek patent protection or trademark or copyright registrations. While we believe our intellectual property rights in the aggregate are important to our competitive position, no single right is material to our business as a whole.
From time to time, we have faced, and expect to face in the future, allegations from third parties, that we have infringed their intellectual property rights or that challenge the validity or enforceability of our intellectual property rights. We are not presently involved in any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See Item 1A, “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.”
Employees and Human Capital Resources
As of December 31, 2024, we had a total of 3,780 employees, including 2,218 full-time employees and 1,562 part-time employees, across 276 retail stores, two in-house optical laboratories, and two offices in the United States. We also engage contractors and consultants from time to time. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, Customer Experience and Retail teams, laboratory personnel, optometrists, opticians, and other professionals, and it is crucial that we continue to attract, develop and retain valuable employees. To facilitate talent attraction, development and retention, we strive to make Warby Parker an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by what we believe are strong compensation and benefits programs. We believe that our employee relations are strong.

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
Our website address is www.warbyparker.com. We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission (the “SEC”) through our website at investors.warbyparker.com, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Conduct and charters of the standing committees of our board of directors. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.
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
We have grown rapidly over the last several years, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. For example, our net revenue increased 15.2% from $669.8 million for the year ended December 31, 2023 to $771.3 million for the year ended December 31, 2024. To effectively manage and capitalize on our growth, we must continue to strengthen engagement with our existing customers, grow our brand awareness, expand our retail footprint, invest in design and technology, expand our vision care offering, and evaluate potential opportunities to expand into new international markets. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
•effectively manage our costs related to our business and operations, including increased costs related to tariffs; and
•maintain and enhance our reputation and the value of our brand.
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
We may not be successful in our retail growth and vision care expansion strategy.
Our growth strategy contemplates a significant expansion of our retail store footprint and the expansion of our vision care services. For example, we opened our first permanent retail store in New York in 2013 and have since grown to 276 retail stores across the United States and Canada as of December 31, 2024, of which 236 offered in-person eye exams. Our ability to expand our vision care services depends on our ability to attract and retain optometrists, opticians and other vision care professionals. See “—Failure to recruit and retain optometrists, opticians, and other vision care professionals for our retail stores could materially adversely affect our business, financial condition, and results of operations.” Further, as we increase the scope of services that we provide and expand in the types of payments we receive from customers from cash-pay to vision plans and health plans, we will increasingly be subject to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws.
Many of our existing retail stores are relatively new and these retail stores or future retail stores may not generate net revenue and cash flow comparable with those generated by our more mature stores, especially as we move to new or expand in existing geographic markets. Approximately 60% of our retail stores have been opened in the last five years. Our success in opening and operating new stores depends on many factors, including, among others, our ability to:
•identify retail space with a suitable cost and geographic profile;
•construct and open our stores on a timely basis;
▪negotiate acceptable lease terms at suitable retail locations;
▪recruit and retain store managers, personnel and qualified vision care professionals (who may be licensed or unlicensed, depending on state regulations) for any new store;
▪address regulatory, competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new markets where we have limited historical experience;
▪successfully integrate new stores into our existing management structure and operations, including information technology integration; and
▪build awareness of our retail store fleet and vision care offerings through advertising and marketing.

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
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., China, Italy, Vietnam, and Japan, and, in particular, over half of the cellulose acetate used to produce many of our frames is provided by a single supplier. Aside from the cellulose acetate that we source ourselves, our contract manufacturers purchase many of these components on our behalf, including sun lenses, demo lenses, hinge and core kits, and branded logos, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. Our ability to meet temporary unforeseen increases in demand has been, and may in the future be, impacted by our reliance on the availability of components from these sub-suppliers. We may in the future experience component shortages, and the predictability of the availability of these components may be limited, which may be heightened in the event of global supply chain disruption. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to timely ship our products to our customers. See “—We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.”
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
We source components from suppliers located in China. In recent years, the U.S. government has implemented tariffs on specified products imported into the United States from China and, as a result, costs with respect to our products subject to these tariffs have increased. In February 2025, the U.S. government imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs or any future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market. We have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, including by continuing to diversify our supplier base in locations outside of China. If we are unable to mitigate the full impact of current and future tariffs or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further, which could reduce our margins or force us to raise prices, and our financial results may be negatively affected. Further increases in China tariffs will impact our business, and our financial results may also be impacted by any resulting economic slowdown.
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
We rely heavily on our information technology (“IT”) and enterprise resource planning systems (“ERP”), many of which are proprietary, for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating orders to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems, including point-of-sale systems. We continuously evaluate our systems landscape and we may have to upgrade our IT systems or implement new technology systems from time to time in order to support the needs of our business. Costs and potential problems and interruptions associated with such upgrades and implementations, or with maintenance or adequate support of existing IT systems, could disrupt or reduce the efficiency of our operations.
Our ability to effectively manage our business and coordinate the manufacturing, sourcing, distribution, and sale of our products depends significantly on the reliability and capacity of these systems. We are critically dependent on the availability, integrity, security, and consistent operations of these systems, which are highly reliant on the coordination of our internal business and engineering teams. We and certain of our third party providers also collect, process, and store sensitive, personal and confidential information, including our proprietary business information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations.
Our and our third party providers’ IT and ERP systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics, and natural disasters; and our existing safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages.
Our IT and ERP systems and the IT systems of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, computer viruses, misplaced or lost data, human or technological errors or other similar events. If unauthorized parties gain access to our networks, databases, or other IT systems, or those of our third-party service providers or business partners, they may be able to steal, publish, delete, use inappropriately, or modify our private and sensitive third-party information including health information, credit card and other payment card information, and personal information. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized access to or release of sensitive, personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively anticipate or address all possible techniques or implement adequate preventive measures for all situations.
Security incidents compromising the confidentiality, integrity, and availability of this information and the security of our IT systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, malicious code embedded in open-source software, misconfigurations, “bugs”, and other security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, personal and confidential information that we handle. For example, in 2018, we experienced a credential stuffing attack in which malicious third parties likely used credentials compromised in data breaches suffered by other, unaffiliated companies to access accounts on our platform. In 2019, we received notice from the Office for Civil Rights, or OCR, of the U.S. Department of Health and Human Services indicating that OCR would begin an investigation regarding the incident and our compliance with the Health Insurance Portability and Accountability Act (“HIPAA”) Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with such rules. The Company paid a civil monetary penalty to OCR in December 2024 and the investigation was formally closed in February 2025.
While we employ a number of security measures designed to prevent, detect, and mitigate the potential for harm to our business or to our users from security incidents, such as from malicious cyber attacks or theft or misuse of user credentials on our network, these measures may not be effective in every instance. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any such breach, attack, virus, or other event could result in additional costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.
We also rely on a number of third-party service providers to operate our critical business systems, provide us with software, and process confidential, sensitive and personal information, such as the payment processors that process customer credit card payments, which expose us to security risks outside of our direct control and our ability to monitor these third-party service providers’ data security is limited. Certain of our vendors have experienced security incidents in the past, and we expect that other vendors or third-party service providers will experience security incidents in the future that could compromise the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. While we have taken measures designed to protect the security of the IT systems and confidential and personal information under our control, we cannot ensure that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased since the COVID-19 pandemic. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT systems can materially impact our operations and financial results. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
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
In addition, any access, disclosure or other loss or unauthorized use of information or data, whether actual or perceived, could result in legal claims or proceedings, regulatory investigations or actions, negative reputational impacts that cause us to lose existing or future customers, significant incident response, system restoration or remediation and future compliance costs, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines in the EU, UK, Canada, and United States. In addition, although we seek to detect and investigate all data security incidents, security breaches, and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
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
The use of artificial intelligence could adversely affect our business.
We use artificial intelligence for certain business purposes, including the automation of certain tasks, predicting market trends, and improving our customer experience. We may expand our use of artificial intelligence in other areas of our business, including in customer facing applications.
Issues relating to our use of new technologies such as artificial intelligence may cause us to experience operational disruptions, negative publicity and reputational harm, competitive harm, criminal and civil liability and new or enhanced regulatory scrutiny, and to incur additional costs to resolve such issues. For example, artificial intelligence is based on predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, if we use PHI for our artificial intelligence technologies, we must have rights and permissions to do so from our customers. If we do not have rights or permissions to use PHI or to de-identify PHI or if we do not de-identify PHI in accordance with HIPAA’s safe harbor method, and use PHI or de-identified PHI for such purposes, we may be subject to civil and criminal liability or other actions.

Further, perceived or actual technical, legal, privacy, security, ethical or other issues relating to the use of artificial intelligence could undermine the decisions, predictions, analysis or other output that such tools produce and create additional risks, such as risks of cybersecurity incidents. Additionally, any integration of artificial intelligence in our or our third-party service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Further, use of artificial intelligence platforms by our employees, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property. Any of the foregoing, as well our failure to responsibly deploy artificial intelligence in our operations or the failure of artificial intelligence systems, could adversely affect the performance of our products and services and our business, financial condition and results of operations.
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
We have historically generated a significant portion of our revenue from our retail stores, and our growth strategy depends, in large part, on acquiring customers through the growth of our retail store base and expansion of our existing retail store operations. Our ability to successfully open and operate new retail stores depends on many factors, which are discussed in more detail under “—We may not be successful in our retail growth and vision care expansion strategy.”
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
Our ability to attract new customers and increase net revenue and AOV from existing customers also depends in large part on our ability to enhance and improve our existing products and to introduce new products and services, in each case, in a timely manner. We also must be able to identify and originate styles and trends as well as to anticipate and react to changing consumer tastes and demands in a timely manner. The success of new or enhanced products and services depends on several factors, including their timely introduction and completion, sufficient demand, and cost-effectiveness.
Our number of customers may decline materially or fluctuate as a result of many factors, including, among other things:
•the quality, consumer appeal, price, and reliability of products and services offered by us;
•intense competition in the optical retail industry;
•negative publicity related to our brand;
•the success of our marketing and advertising efforts;
•unpredictable nature of the impact of a pandemic, an outbreak of disease or similar public health crisis;
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
Although we offer a differentiated distribution and service business model, we continue to compete directly with large, integrated optical players that have multiple brands and retail banners, such as EssilorLuxottica SA and VSP Vision Care. This competition takes place both in physical retail locations as well as online, for both glasses and contact lenses. In addition to glasses, we sell both our own private label Scout by Warby Parker contact lenses that we contract manufacture as well as many leading third-party contact lens brands. We also compete with independent ophthalmologists, optometrists, and opticians located in our markets as they often provide many goods and services similar to those that we provide. To compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our products and services, obtain regulatory approvals in a timely manner where required, and process and successfully market our products.
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
Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to our or our third-party optical laboratories, retail stores and other points of distribution that hold the goods unduly impact our financial results. We must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to adequately forecast demand for any product, or fail to determine the optimal product mix for production purposes, we may face production capacity issues in processing sufficient quantities of a given product. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or if we inappropriately price products, we may have to record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net revenue, and customer dissatisfaction. In addition, because we source components from suppliers located in China, our inventory management may be adversely impacted by the recent enactment or further escalation of tariffs, import restrictions, foreign government regulations, trade restrictions, customs, and duties.
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
Maintaining and enhancing our appeal and reputation as a stylish, innovative, and coveted brand is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products, retail stores, and services will depend on a number of factors, including fashion trends, our marketing efforts, ability to continue to develop our products and services, ability to successfully differentiate our offerings from competitive offerings, and ability to construct and design our retail store in line with our brand identity.
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
We had net losses of $20.4 million and $63.2 million for the years ended December 31, 2024 and 2023, respectively, and have in the past had net losses. As of December 31, 2024, we had an accumulated deficit of $687.2 million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
Our business is subject to seasonal fluctuation. We observe moderately higher seasonal demand during the month of December due in part to customer usage of health and flexible spending benefits in the final week of the year. Consistent with our policy to recognize revenue on order delivery, any orders placed at the end of December are recognized as revenue on delivery, which may occur in the following year.
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
A variety of organizations and stakeholders measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights or labor conditions, ethics and compliance with law, and governance considerations, including the role of the company’s board of directors in supervising various ESG issues. We may face heightened scrutiny on such ESG topics given our status as a public benefit corporation and certified B corporation. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access our products and solutions are of particular importance.
Further, as investor and other stakeholder expectations and ESG disclosure standards and policies continue to evolve, so do our public disclosures in these areas. Such disclosures may reflect aspirational goals and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us. Simultaneously, there are efforts by some parties, including but not limited to investors, environmental activists, policymakers, the media and governmental authorities and nongovernmental organizations, to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. Furthermore, if we do not successfully manage diverging ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, subject us to investigation, litigation or shareholder activism, and adversely affect our business, financial condition, results of operations and cash flows.
In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive or disclosure requirements with respect to ESG and sustainability matters. For example, we may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of carbon offsets, and emissions reduction claims) from the State of California, including SB 253 and SB 261, as well as the SEC’s climate disclosure rules, pending the outcome of current litigation and stay, and the International Sustainability Standards Board’s sustainability and climate standards (which have been adopted or are pending adoption in some form by various jurisdictions, including Canada) among other current or future regulations or requirements. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance, as well as could lead to increased litigation risks related to disclosures made pursuant to these regulations and/or legal requirements, any of which could materially and adversely affect our financial performance. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key raw materials used in the production of our products or the demand for our products, and, in turn, may adversely impact our business, operating results, and financial condition. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.
In light of investors’ and regulators’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our customers’ or society’s expectations as to our proper role. If we fail, or are perceived to fail, to meet the ESG values, standards and metrics that we set for ourselves, or our articulated public benefit purposes, or if we fail to meet regulatory requirements for ESG disclosures, we may experience negative publicity and a loss of customers, employees, or suppliers or be subject to regulatory fines or penalties or litigation, which will adversely affect our business, financial condition, and results of operations. See “—Risks Related to Our Existence as Public Benefit Corporation.”
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
In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled employees with the skills and technical knowledge that we require, including software design and programming, eyewear design, marketing, merchandising, retail sales, operations, and other key management skills and knowledge. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in the New York City region, and new hires require significant training and time before they achieve full productivity, particularly in retail sales and Customer Experience. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, almost all of whom are at-will employees in the U.S. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. The market value of our Class A common stock has experienced significant volatility since it began trading in September 2021, and if the perceived value of our equity awards declines or continues to experience significant volatility such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
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
We believe that our company culture has been critical to our success. Our public benefit corporation status and commitment to doing good distinguish us from our competitors and promote positive impact and equity among our employees and customers. Our company culture stands for fun, creativity, and doing good in the world. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failing to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
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
•the seasonality of our business;
•changes in financial markets or macroeconomic or political conditions, including, for example, due to new tariffs, the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, geopolitical instability, acts of war, and acts of terrorism; and
•the impact of an outbreak of disease or similar public health crisis on our business.
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
We have funded our operations since inception primarily through net proceeds from the sale of redeemable convertible preferred stock and common stock and cash flows generated from operating activities. We cannot be certain that our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our products and services and will require additional funds for such development. Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of retail stores, the needs of our optical laboratories and distribution network, expansion of our product offerings or service capabilities, and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for additional operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us, if at all. In particular, elevated interest and inflation rates, geopolitical unrest, and other macroeconomic factors have caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
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
Although the majority of our revenues is derived from cash-pay consumers, we have contracts with certain vision plans, including Medicare Advantage health plans, which subject us to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws, some of which apply to items or services reimbursed by any third-party payor, or by self-pay patients. The applicable federal and state healthcare laws that affect our ability to operate include, but are not limited to, the following:
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
•the federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by the federal government or by private citizens on behalf of the government through civil whistleblower or qui tam actions, and prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
•analogous state laws and regulations, including: state anti-kickback and false claims laws, some of which apply to healthcare items or services reimbursed by any third-party payor, including commercial payors or by self-pay patients; and
•state licensing and registration laws that apply to our stores and employed and affiliated vision care professionals, including ophthalmologists, optometrists, and opticians. The dispensing of prescription eyeglasses is also regulated in most states in which we do business. In some states, we are required to register our stores as an optical retailer.
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
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal and sensitive information, such as home addresses and geolocation, and health information related to their ophthalmic prescriptions, as well as our employees and service providers. As such, we are subject to various federal, state, local, and international laws, rules, and regulations, as well as industry standards and regulatory guidance, relating to the collection, receipt, use, maintenance, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive, and personal information. In addition, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally.

Many state legislatures have adopted legislation that regulates how businesses handle personal information, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act as amended by the California Privacy Rights Act (“CCPA”), which imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; gives California residents expanded rights related to their personal information, including the right to access, correct and delete their personal information, and opt-out for certain sales or transfers of personal information for cross-context behavioral advertising and for profiling and automated decision making in furtherance of decisions that produce legal or similarly significant effects; provides new audit requirements for higher risk data; provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Similar laws have been enacted in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of actual or perceived non-compliance.
Additionally, we are subject to certain health information privacy and security laws as a result of the health information that we receive in connection with our products and services. These laws and regulations include HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations. HIPAA requires us to develop and maintain policies and procedures governing protected health information (“PHI”) that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort, and expense and we may have to dedicate additional time and resources to ensure compliance with HIPAA requirements. Additionally, it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. For example, as discussed above, in 2018, we experienced a credential stuffing attack in which malicious third parties used credentials compromised in data breaches suffered by other companies to access accounts on our platform and received notice that OCR would be investigating the incident and our compliance with the Privacy, Security, and Breach Notification Rules and requesting certain information related to the incident and our compliance with the Privacy, Security, and Breach Notification Rules. The Company paid a civil monetary penalty to OCR in December 2024 and the investigation was formally closed in February 2025.
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
Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, Washington has adopted the My Health My Data Act, a privacy law that imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which took effect as to the substantial majority of the legislation in March 31, 2024. Where state laws are more protective than HIPAA, we have to comply with the stricter provisions, absent statutory exemptions. Whether and how these exemptions will be applied under new laws such as the My Health My Data Act and the CCPA and CPRA is an unsettled area of law. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused, such as the CCPA and CPRA.
In addition, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, including consumer protection and communication privacy laws. For example, the Telephone Consumer Protection Act, or TCPA, imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Claims that we have violated the TCPA could be costly to litigate, and if successful, expose us to substantial statutory damages.
Foreign privacy laws are also rapidly changing, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s

Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. In the event we expand to the European Economic Area, we may become subject to the General Data Protection Regulation, or the GDPR, which imposes strict obligations on the ability to collect, analyze, transfer, and otherwise process personal data and the UK has a similar law. The GDPR provides for monetary penalties and companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. Furthermore, regulatory guidance is evolving and monitoring developments and compliance will lead to increased costs.
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
Further, we are subject to the Payment Card Industry Data Security Standard (“PCI”), which is a multifaceted security standard that is designed to protect cardholder data as mandated by by the Payment Card Industry Security Standards Council. We work with our merchant services providers to ensure PCI compliance across our payment processing channels. Despite our compliance efforts, in the event of a breach of the security of payment card data, we may become subject to claims that we have violated the PCI based on past, present, and future business practices, which could have an adverse impact on our business and reputation. In addition, we are subject to the risk of changes to or disruption in our providers’ service. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to the PCI, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or are service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
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
Providing telehealth services such as online vision testing through our Virtual Vision Test mobile app by Warby Parker, as well as video-assisted eye exams, are generally governed by state laws and regulations and are subject to extensive regulation and oversight by state governmental authorities. Our ability to conduct telehealth services in a particular jurisdiction is directly dependent upon the applicable laws and regulations governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory, and other influences. The extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by states medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic led to the relaxation of certain Medicare and Medicaid requirements (some of which were extended by subsequent legislation, most recently, the American Relief Act extended certain waiver through March 31, 2025), as well as certain state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that such restrictions will not be reinstated or changed in a way that adversely affects our business.
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
In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is required for Class III devices, which are devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. In the de novo classification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. The PMA approval, 510(k) clearance and de novo classification processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort, and cost, a device may not obtain marketing authorization by the FDA.
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
We have not sought or obtained 510(k) clearance or other FDA marketing authorization for our Virtual Vision Test mobile app, which we are currently marketing as a Class I, 510(k)-exempt device. We previously marketed the Virtual Vision test pursuant to an FDA enforcement policy put in place during the COVID-19 public health emergency, which expired in November 2023. The FDA had previously taken the position that the Virtual Vision Test exceeded the scope of the 510(k) exemption for visual acuity charts, and the FDA subsequently confirmed in 2022 that the basis for this position no longer applied and that digital visual acuity charts are 510(k)-exempt devices.
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
Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. We or our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.
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
We or our third-party manufacturers are also subject to FDA regulations with respect to medical devices relating to clinical trials, establishment registration and device listing, sales and distribution, recordkeeping, advertising and promotion, recalls and field safety corrective actions, post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury, and import and export. The regulations to which we are subject are complex and have tended to become more stringent over time.

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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any product candidates or make it more difficult to obtain marketing authorizations for, manufacture, market, or distribute any product candidate we are developing. For example, on January 31, 2024, the FDA issued a final rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to replace the existing QSR requirements with standards set by the International Organization for Standardization. Specifically, this final rule, which is scheduled to go into effect on February 2, 2026, could impose additional or different regulatory requirements on us and our third-party manufacturers that could increase the costs of compliance or otherwise negatively affect our business.
We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, or government enforcement priorities, may have on our business in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales.
Failure to comply with laws, regulations, and enforcement activities or changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.
In addition to the vision care and healthcare laws and regulations discussed above, we are subject to numerous federal, state, local, and foreign laws and governmental regulations that are evolving and may be subject to differing interpretations, including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour laws, privacy and information security, consumer protection laws, anti-corruption and anti-bribery laws, immigration, and employment law matters. If we fail to comply with existing or future laws or regulations or changing interpretations thereof, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, as well as monetary judgment, injunctions, and loss of intellectual property rights in civil litigation, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.
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
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Our transactions with our suppliers and vendors operating in foreign jurisdictions, including China, Italy, Vietnam, and Japan and our quality assurance presence in China and Vietnam, may subject us to such anti-corruption laws. If we expand our international sales and business, we may engage with business partners and third-party intermediaries to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
Our operations are subject to various national, state, and local environmental, health, and safety laws and regulations that govern, among other things, the health and safety of our employees and the end-users of our products and the materials used in, and the recycling of, our products and their packaging. Non-compliance with, or liability related to, these laws and regulations, which may become more stringent over time and may be subject to different interpretations, could result in substantial fines or penalties, injunctive relief, civil, or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, false advertising, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. In particular, as we expand our retail store footprint, we are subject to increased costs and risks related to compliance with labor and employment laws. These laws also change frequently, exist at federal, state, and local levels, and may be difficult to interpret and apply. For example, in March 2023, a former employee on behalf of herself and a proposed class of California hourly employees, filed a complaint against us, alleging violations of various California wage and hour laws, and two additional follow on actions were filed against us pursuant to California’s Private Attorneys General Act asserting largely overlapping claims. Following a voluntary mediation in April 2024, we reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters, although the settlement remains subject to court approval. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining accruals for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
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
Events that adversely impact our suppliers could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our suppliers’ business, the financial instability and labor problems (including with respect to human rights or working conditions) of suppliers, inputs quality and safety issues, natural or man-made disasters, inclement weather conditions, geopolitical events, war, acts of terrorism and other political instability, economic conditions, shipment issues, the availability of their raw materials, and increased production costs. Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.
We also source inputs directly from suppliers outside of the United States, including China, Italy, Vietnam, and Japan. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas suppliers’ ability to produce and deliver inputs, increased custom duties and tariffs including the recent tariffs imposed by the U.S. government, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues and foreign government regulations, political instability and wars, and economic uncertainties in the countries from which we or our suppliers source our products. Our sourcing operations may also be hurt by health concerns regarding infectious diseases in countries in which our inputs are produced. Moreover, negative press or reports about internationally sourced inputs may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced inputs could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, some of our suppliers may not have the capacity to supply us with sufficient inputs to keep pace with our growth plans, especially if we plan to manufacture significantly greater amounts of inventory. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing suppliers or develop new supplier relationships. One of our lens suppliers is owned by a vertically integrated company with retail divisions that compete with us and, as such, we are exposed to the risk that this supplier may not be willing, or may become unwilling, to sell its products or services to us on acceptable terms, or at all. We are continuously working to diversify sourcing and manufacturing capabilities. For example, we recently began to reallocate some manufacturing geographically to make us less dependent on our Chinese partners. However, these efforts may subject us to longer lead times, which could harm customer satisfaction and may adversely impact our results of operations in the short term.
We rely on a limited number of suppliers to supply the majority of the inputs to our products and are thus exposed to concentration of supplier risk. Approximately 18%, 18%, and 19% of cost of goods sold were from our top five suppliers for the years ended December 31, 2024, 2023, and 2022, respectively. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. Further, as a few major vendors dominate the contact lenses market, the risks associated with finding alternative sources to the contact lenses we source from them may be exacerbated.
We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of third-party suppliers and contract manufacturers for the components that go into the manufacturing of our products. In particular, over half of the cellulose acetate used to produce our frames is provided by a single supplier. We also assemble and fulfill glasses at our optical laboratories as well as at a limited number of third-party optical laboratories. Further, we rely on a single logistics partner to fulfill orders for our Home Try-On program and a limited number of other logistics partners to transport and deliver our products. Our reliance on a limited number of contract manufacturers and logistics partners for our products increases our risks of being unable to deliver our products in a timely and cost-effective manner. In the event of interruption from any of our contract manufacturers or our own fulfillment capabilities, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an infectious disease outbreak or similar public health crisis, or other interruption at a particular location.
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
The convenient payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties, including Stripe, Inc., Affirm, Inc., PayPal Holdings, Inc., and Moneris Solutions Corporation (in Canada), for elements of our payment processing infrastructure to accept payments from customers and Coupa Software Incorporated, in connection with our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
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
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Meta, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.
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
As of December 31, 2024, we had a federal net operating loss carryforward of $185.9 million, $128.4 million of which is available for indefinite use, and the remainder of which will begin to expire in 2031. Furthermore, we had state net operating loss carryforwards of $119.6 million, which will begin to expire in 2031. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. In addition, the use of state net operating loss carryforwards for applicable state income tax purposes may be suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have conducted an analysis under Section 382 of the Code through December 31, 2022 and determined that, as of that date, none of our NOLs were subject to a limitation under Section 382. However, we may have experienced an ownership change since that date or we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The Company has not performed a formal Internal Revenue Code Section 382 study to determine if an annual limitation may apply as of December 31, 2024. If we undergo an ownership change, we may incur limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.

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
In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. In the United States, the Tax Cuts and Jobs Act of 2017 (Tax Act) had significant impact on United States corporations. The issuance of further regulatory and accounting guidance related to the aforementioned tax reform, expiration of key tax laws, or extensions of expiring laws, could materially impact our tax obligations and worldwide effective tax rate. We are currently unable to predict whether further changes will occur and, if so, the scope of such changes and the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations, and cash flows.
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
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ pecuniary interests, but also the company’s specific public benefit and the best interests of stakeholders materially affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefits and the interests of other stakeholders. See Item 1, “Business—Public Benefit Corporation Status.” In the event of a conflict between the interests of our stockholders and the interests of our specific public benefits or our other stakeholders, our directors must only make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, financial condition, and results of operations, which in turn could cause our stock price to decline.
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
•changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, elevated inflation and interest rates, fuel prices, international currency fluctuations, corruption and political instability and geopolitical events;
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
•disruptions from natural or human-caused disasters (including health epidemics) or extreme weather (including as a result of climate change); and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
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
Our Co-Founders and Co-CEOs, Neil Blumenthal and Dave Gilboa, if they choose to act together and if they exercise and/or settle their options, RSUs and PSUs that will exercise or settle into Class B common stock, have the ability to exercise significant influence over all matters submitted to stockholders for approval, including exercising significant control over the outcome of director elections.
Our Class A common stock, which is listed on the NYSE, has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights (except as required by law). The multi-class structure of our common stock has the effect of concentrating voting control with our Class B common stockholders, who are our Co-Founders and Co-CEOs. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our Co-Founders and Co-CEOs collectively control a significant percentage of the combined voting power of our common stock and therefore are able to exercise significant influence, and will be able to exercise significant control in the future, if they exercise and/or settle their options, RSUs and PSUs that will exercise or settle into Class B common stock, over all matters submitted to our stockholders for approval until the date of automatic conversion (described further below), when all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. The Co-Founders and Co-CEOs also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them.
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
Pursuant to our certificate of incorporation, we are authorized to issue 150,000,000 shares of Class C common stock, none of which were outstanding as of December 31, 2024. Although we have no current plans to issue any shares of Class C common stock, in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our certificate of incorporation, our board of directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and will continue to hire, additional accounting, financial reporting, and IT personnel with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
Testing by us or our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. For example, we previously identified material weaknesses related to information technology general controls and controls within our financial reporting processes. During the evaluation and testing process of our internal controls, if we identify future material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional future material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include, but are not limited to the valuation of inventory, including the determination of the net realizable value, the useful lives and recoverability of long-lived assets, the determination of deferred income taxes, including related valuation allowances, and assumptions related to the valuation of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, may result in temporary closure of, or damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, governmental authorities have proposed, and are likely to continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change, or to require substantial disclosures regarding same. For more detail, see our risk factor titled “Environmental, social, and governance (“ESG”) matters may adversely impact our business and reputation.” As we may take steps to voluntarily mitigate our impact on climate change, such as to improve the energy efficiency of our stores and other facilities, we may experience increases in energy-related costs, operating expenses, capital expenditures or insurance premiums and deductibles. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we, our suppliers, operate or conduct business.
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
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to our Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.
Our Audit Committee receives reports from management on our cybersecurity risks on at least a quarterly basis, and more frequently as needed. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
Our Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives an annual briefing from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from the Chief Technology Officer (“CTO”) and the Senior Director of Information Security.
Our management team, including our CTO and Senior Director of Information Security, are responsible for assessing and managing our material risks from cybersecurity threats, and our Chief Financial Officer and General Counsel are responsible for associated materiality assessments. Our CTO and cybersecurity team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Their experience includes decades spent managing the security programs of publicly traded corporations, formal cybersecurity education programs from accredited academic institutions, and numerous security certifications such as CISSP, CCSP, CySA+ and AWS Architect & Security Specializations.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. The Company maintains a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.
Item 2. Properties
Our corporate headquarters is located in New York, New York, where we lease approximately 52,983 square feet of space under a lease that expires in August 2036. We also maintain other offices in Nashville, Tennessee, principally for our customer experience employees, where we lease approximately 21,867 square feet of space under a lease that expires in August 2026, as well an additional 11,074 square feet of space in an adjoining building under a lease that expires in 2027. We operate optical laboratories in Sloatsburg, New York, where we lease approximately 51,803 square feet of space under a lease that expires in June 2026, and Las Vegas, Nevada, where we lease approximately 69,580 square feet of space under a lease that expires in August 2031.
As of December 31, 2024, we operated 271 retail stores across the United States and five retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2025 to

2036, and the average size of our retail stores is approximately 1,700 square feet as of December 31, 2024. The following table summarizes our domestic retail store locations by state, as of December 31, 2024:

State	Retail Store Count	State	Retail Store Count
Alabama	3	Mississippi	1
Arizona	5	Missouri	5
Arkansas	1	Nebraska	1
California	33	Nevada	2
Colorado	6	New Jersey	13
Connecticut	6	New Mexico	1
District of Columbia	6	New York	26
Florida	20	North Carolina	9
Georgia	9	Ohio	6
Idaho	1	Oklahoma	2
Illinois	10	Oregon	2
Indiana	2	Pennsylvania	9
Iowa	1	Rhode Island	2
Kansas	2	South Carolina	3
Kentucky	2	Tennessee	4
Louisiana	2	Texas	21
Maryland	7	Utah	4
Massachusetts	14	Virginia	10
Michigan	7	Washington	5
Minnesota	5	Wisconsin	3
We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
See Note 11, “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.
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
Holders
As of February 25, 2025, there were 3 holders of record of our Class A common stock and 12 holders of record of our Class B common stock.
Dividends
We have not paid dividends in the past and have no current plans to pay dividends on our common stock.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds
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
The following graph depicts the total cumulative stockholder return on our Class A common stock from September 29, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2024, relative to the performance of the S&P 500 Index and the S&P Apparel, Accessories & Luxury Index. The graph assumes an initial investment of $100.00 at the close of trading on September 29, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Stockholder Return

WRBY
S&P 500 Index
S&P Apparel, Accessories & Luxury Goods Index
$150
$100
$50
$0
9/29/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024

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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 276 retail stores as of December 31, 2024.
•We’ve crafted a holistic vision care offering that extends beyond glasses to include contacts, vision tests and eye exams, vision insurance, and more. We leverage leading (and in many cases proprietary) technology to enhance our customers’ experiences, whether it’s to help them find a better-fitting frame using our Virtual Try-On tool, or to update their prescription from home using Virtual Vision Test, our telehealth app.
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
Financial Highlights
For the years ended December 31, 2024, 2023, and 2022:
•we generated net revenue of $771.3 million, $669.8 million, and $598.1 million, respectively;
•we generated gross profit of $426.8 million, $365.2 million, and $341.1 million, respectively, representing a gross profit margin of 55.3%, 54.5%, and 57.0%, respectively;
•we generated net loss of $20.4 million, $63.2 million, and $110.4 million, respectively; and

•we generated Adjusted EBITDA of $73.1 million, $52.4 million, and $27.2 million, respectively.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. Elevated inflation and interest rates, tariffs, and other negative economic factors may impact consumer spending habits as well as our cost of attracting and our ability to attract new customers. We believe our business model, focused on providing an exceptional value and experience to our customers, will help mitigate the impact of many of these macroeconomic factors, however, the extent of such mitigation and the impact on future results is uncertain. We also continue to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, which we believe helps to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards.
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

	Year Ended December 31,
	2024	2023	2022
Active Customers (in thousands)	2,514	2,332	2,276
Store Count(1)	276	237	200
Adjusted EBITDA(2) (in thousands)	$73,111	$52,352	$27,202
Adjusted EBITDA Margin(2)	9.5%	7.8%	4.5%
__________________
(1)Store Count number at the end of the period indicated.
(2)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin, see the section titled "Adjusted EBITDA and Adjusted EBITDA Margin” below.
Active Customers
The number of Active Customers is a key performance measure that we use to assess the reach of our physical retail stores and digital platform as well as our brand awareness. We define an Active Customer as a unique customer account that has made at least one purchase in the trailing 12-month period. We determine our number of Active Customers by counting the total number of customer accounts that have made at least one purchase in the trailing 12-month period, measured from the last date of such period. Given our definition of a customer is a unique customer account that has made at least one purchase, it can include either an individual person or a household of more than one person utilizing a single account. We define Average Revenue per Customer as the sum of the total net revenues in the trailing 12-month period divided by the current period Active Customers.
Store Count
Store Count is a key performance measure that we track as we grow our retail footprint. Stores drive customer awareness of our brand and generate incremental demand for our products. We define Store Count as the total number of retail stores open at the end of a given period. We believe our retail stores embody our brand, drive brand awareness, and serve as efficient customer acquisition vehicles. Our results of operations have been and will continue to be affected by the timing and number of retail stores that we operate.
We have thoughtfully expanded our retail store footprint over the past several years. During the years ended December 31, 2024, 2023, and 2022, we opened 39, 37, and 39 net new retail stores, respectively.
As of December 31, 2024, 236 out of our 276 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, charges for certain legal matters outside the ordinary course of business, and non-recurring costs such as restructuring costs and major system implementation costs. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate these measures in the same manner. We present Adjusted EBITDA and Adjusted EBITDA Margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net loss:

	Year Ended December 31,
	2024	2023	2022

	($ in thousands)
Net loss	$(20,390)	$(63,197)	$(110,393)
Adjusted to exclude the following:
Interest and other income, net	(10,596)	(9,232)	(1,307)
Provision for income taxes	875	433	497
Depreciation and amortization expense	45,865	38,554	31,864
Asset impairment charges	816	3,230	1,647
Stock-based compensation expense(1)	48,409	71,065	98,655
Non-cash charitable donations(2)	2,196	3,191	3,770
Amortization of cloud-based software implementation costs(3)	3,704	2,895	247
ERP implementation costs(4)	—	4,413	687
Other costs(5)	2,232	1,000	1,535
Adjusted EBITDA	$73,111	$52,352	$27,202
Adjusted EBITDA Margin	9.5%	7.8%	4.5%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, vesting of awards including the satisfaction of performance conditions, as well as the issuance of 48,486 shares of Class A common stock to charitable donor advised funds in February 2024. Included in stock-based compensation expense for the year ended December 31, 2023 is $2.2 million of liability based awards resulting from accrued bonuses that were settled in equity in the first quarter of 2024. For the years ended December 31, 2024, 2023, and 2022, the amount includes $1.1 million, $0.6 million, and $0.6 million of employer payroll costs associated with releases of RSUs and option exercises, respectively.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock in each of May 2024, August 2023 and May 2022 to the Warby Parker Impact Foundation, 56,938 shares of Class A common stock to charitable donor advised funds in June 2023, and 34,528 shares of Class A common stock to charitable donor advised funds in November 2022.
(3)    Represents the amortization of costs capitalized in connection with the implementation of cloud-based software.
(4)    Represents internal and external non-capitalized costs related to the implementation of our new Enterprise Resource Planning (“ERP”) system.
(5)    Represents employee severance and related costs for restructuring actions executed in October 2024 and August 2022 and charges for certain legal matters outside the ordinary course of business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2024	2023	2022

	($ in thousands)
Consolidated Statements of Operations Data:
Net revenue	$771,315	$669,765	$598,112
Cost of goods sold	344,481	304,541	257,050
Gross profit	426,834	365,224	341,062
Selling, general, and administrative expenses	456,946	437,220	452,265
Loss from operations	(30,112)	(71,996)	(111,203)
Interest and other income, net	10,597	9,232	1,307
Loss before income taxes	(19,515)	(62,764)	(109,896)
Provision for income taxes	875	433	497
Net loss	$(20,390)	$(63,197)	$(110,393)

	Year Ended December 31,
	2024	2023	2022

	% of Net Revenue
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	44.7%	45.5%	43.0%
Gross profit	55.3%	54.5%	57.0%
Selling, general, and administrative expenses	59.2%	65.3%	75.6%
Loss from operations	(3.9)%	(10.8)%	(18.6)%
Interest and other income, net	1.4%	1.4%	0.2%
Loss before income taxes	(2.5)%	(9.4)%	(18.4)%
Provision for income taxes	0.1%	—%	0.1%
Net loss	(2.6)%	(9.4)%	(18.5)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear products, optical services and accessories. We sell products and services through our stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. Revenue generated from vision care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. Revenue from products is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue for services is recognized when the service is rendered and is recorded net of discounts.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) employee-related costs associated with eye exams, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, the cost and management of inventory, shipping costs, laboratory utilization, and the scaling of our eye exam and contacts businesses. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses, or SG&A, primarily consist of employee-related costs including salaries, benefits, bonuses, and stock-based compensation for our corporate and retail employees, marketing, information technology, credit card processing fees, donations in connection with our Buy a Pair, Give a Pair program, facilities, legal, and other administrative costs associated with operating the business. Marketing, which consist of both online and offline advertising, includes sponsored search, online advertising, Home Try-On program costs, and other initiatives. We expect SG&A to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business, intentional investments in marketing, and changing prices of goods and services caused by inflation and other macroeconomic factors. SG&A is expensed in the period in which it is incurred.

Interest and Other Income, Net
Interest and other income, net, consists primarily of interest generated from our cash and cash equivalents balances net of interest incurred on borrowings and fees on our undrawn line of credit, and is recognized as incurred. We expect our interest and other income costs to fluctuate based on our future bank balances, credit line utilization, and the interest rate environment.
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets.
Comparison of the Years Ended December 31, 2024 and 2023
Net Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change

	($ in thousands)
Net revenue	$771,315	$669,765	$101,550	15.2%
Net revenue increased $101.6 million, or 15.2%, for the year ended December 31, 2024 compared to the same period in 2023. Active Customers increased 7.8% and Average Revenue per Customer increased to $307 from $287 in the prior year period. Average Revenue per Customer growth was primarily driven by our glasses business, which saw strong adoption of precision progressives, our highest priced lens option which launched in April 2023, growth in our lens replacement service that was launched in the fourth quarter of 2023, and continued uptake of our higher priced frames, as well as by the impact of customers purchasing contacts or eye exams along with glasses in the same transaction.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Year Ended December 31,
	2024	2023	$ Change	% Change

	($ in thousands)
Cost of goods sold	$344,481	$304,541	$39,940	13.1%
Gross profit	426,834	365,224	61,610	16.9%
Gross margin	55.3%	54.5%		0.8%
Cost of goods sold increased by $39.9 million, or 13.1%, for the year ended December 31, 2024 compared to the same period in 2023, and decreased as a percentage of revenue over the same period by 80 basis points, from 45.5% of revenue to 44.7% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy, store depreciation, doctor headcount due to new retail stores opened in 2024, and optical laboratory costs to support glasses growth.
Gross profit, calculated as net revenue less cost of goods sold, increased by $61.6 million, or 16.9%, for the year ended December 31, 2024 compared to the same period in 2023, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 80 basis points for the year ended December 31, 2024 compared to the same period in 2023. The increase in gross margin was primarily driven by faster growth in our glasses business which is our highest margin product category, lower outbound customer shipping costs as a percent of revenue, and efficiencies in our owned optical laboratories. These impacts were partially offset by sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased doctor headcount, as the number of stores offering eye exams grew from 194 stores as of December 31, 2023 to 236 stores as of December 31, 2024.

Selling, General, and Administrative Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change

	($ in thousands)
Selling, general, and administrative expenses	$456,946	$437,220	$19,726	4.5%
As a percentage of net revenue	59.2%	65.3%		(6.1)%
Selling, general, and administrative expenses increased $19.7 million, or 4.5%, for the year ended December 31, 2024 compared to the same period in 2023. This increase was primarily driven by higher payroll-related costs, primarily from growth in our retail workforce, and investments in marketing, partially offset by a $23.2 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
Interest and Other Income, Net

	Year Ended December 31,
	2024	2023	$ Change	% Change

	($ in thousands)
Interest and other income, net	$10,597	$9,232	$1,365	14.8%
As a percentage of net revenue	1.4%	1.4%		—%
Interest and other income, net increased by $1.4 million, or 14.8%, for the year ended December 31, 2024 compared to the same period in 2023 primarily due to interest on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change

	($ in thousands)
Provision for income taxes	$875	$433	$442	102.1%
As a percentage of net revenue	0.1%	—%		0.1%
Provision for income taxes increased $0.4 million, or 102.1%, for the year ended December 31, 2024 compared to the same period in 2023 primarily due to the change in pre-tax loss in addition to the tax effects of stock-based compensation expense, depreciation expense, and differences in tax rates in state jurisdictions.
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
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 250 basis points for the year ended December 31, 2023 compared to the same period in 2022. The decrease in gross margin was primarily driven by the sales growth of contact lenses which are sold at a lower margin than our other eyewear, increased doctor salaries, as the number of stores offering eye exams grew, and increases in store occupancy costs as a percent of revenue as we grew our store base from 200 stores as of December 31, 2022 to 237 stores as of December 31, 2023. These impacts were partially offset by increased progressives penetration, increased efficiencies in our owned optical laboratories, and lower outbound customer shipping costs as a percent of revenue.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change

	($ in thousands)
Selling, general, and administrative expenses	$437,220	$452,265	$(15,045)	(3.3)%
As a percentage of net revenue	65.3%	75.6%		(10.3)%
Selling, general, and administrative expenses decreased $15.0 million, or 3.3%, for the year ended December 31, 2023 compared to the same period in 2022. This decrease was primarily driven by a $27.7 million decrease in stock-based compensation, mostly related to the Founders Grant (as described in Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and lower marketing costs, including costs associated with our Home Try-On program, in the first half of the year, which decreased to 12% of revenue in the year ended December 31, 2023 compared to 14% in the same period of 2022. The decrease was partially offset by increased technology costs, mainly driven by the implementation of our new ERP system, and higher compensation costs from growth in our retail workforce.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. We also have access to cash from our credit facility, which remains undrawn as of December 31, 2024. We had cash and cash equivalents of $254.2 million, which was primarily held for working capital purposes, and an accumulated deficit of $687.2 million as of December 31, 2024.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
Credit Facility
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”), entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the “2022 Credit Facility”). The 2022 Credit Facility consisted of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. In February 2024, the 2022 Credit Facility was terminated and replaced by the 2024 Credit Facility as described below.
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

Other than letters of credit outstanding of $4.3 million as of both December 31, 2024 and 2023, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2024 Credit Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	($ in thousands)
Net cash provided by operating activities	$98,744	$60,991	$10,370
Net cash used in investing activities	(66,032)	(54,671)	(60,181)
Net cash provided by financing activities	4,961	2,871	3,291
Effect of exchange rates on cash	(404)	(882)	(1,311)
Net increase (decrease) in cash and cash equivalents	$37,267	$8,309	$(47,831)
Cash Flows from Operating Activities
Net cash provided by operating activities was $98.7 million for the year ended December 31, 2024, consisting of a net loss of $20.4 million, adjusted for $99.9 million of non-cash expenses and $19.2 million of net cash from changes in operating assets and liabilities. The non-cash charges included $47.3 million of stock-based compensation, $45.9 million of depreciation and amortization, $3.7 million of amortization of cloud-based implementation costs, $2.2 million of non-cash charitable contributions, and $0.8 million of non-cash impairment charges. The changes in operating assets and liabilities were primarily driven by decreased inventory as we more closely manage stock on hand, increased accrued expenses, and increased net lease liabilities in connection with retail leases entered into in 2024, partially offset by an increase in prepaid expenses and other current assets.
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
Cash Flows from Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $66.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, investments in capitalized software development costs, and an investment in a private optical equipment company.
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

Cash Flows from Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $5.0 million, which was primarily related to proceeds from stock option exercises, shares issued in connection with our Employee Stock Purchase Plan (“ESPP”), and other equity activity.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	($ in thousands)
Operating leases	$274,882	$32,333	$97,204	$77,175	$68,170
Total	$274,882	$32,333	$97,204	$77,175	$68,170
For additional discussion on our lease obligations, see Note 8, “Leases” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K. Subsequent to December 31, 2024, we entered into four operating lease agreements and extended the term of one existing operating lease agreement for retail space in the U.S. Total commitments under these agreements are approximately $4.3 million.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Inventory
Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis. We continuously evaluate the composition of our inventory and make adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of excess and obsolete inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts. Actual results may differ from estimates due to the quantity and mix of products in inventory, consumer preferences, and economic and market conditions. Our historical estimates of these costs and the related provisions have not differed materially from actual results. However, unforeseen adverse future economic and market conditions, such as those resulting from disease pandemics and other catastrophic events, could result in our actual results differing materially from our estimates.

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
In June 2021, we granted 4,397,688 PSUs and 1,884,724 RSUs to the Co-CEOs, in the aggregate, under the 2019 Plan (the “Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering and (ii) the price of our Class A common stock reaches stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the Co-CEOs’ continued employment with the Company through the applicable vesting date.
We used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense is recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation is recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The derived service period over which the expense is expected to be recognized is 3.8 years. The qualified public offering performance condition was satisfied at September 29, 2021 by our direct listing, and we began recording expense at that time.
The Founders Grant RSUs vest in equal monthly installments over a period of five years, subject to the Co-CEOs’ continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied on September 29, 2021 by our direct listing, and we began recording expense at that time.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure primarily results from potential changes in currency rates, interest rates, or inflation.
Foreign Exchange Risk
We are exposed to changes in foreign currency rates as a result of our foreign operations and international suppliers from whom we purchase in Japanese yen and euros. Revenue and income generated by our operations in Canada and our foreign denominated cost of goods sold are impacted by changes in foreign currency exchange rates. We do not believe that foreign exchange rates have a material effect on our business, financial condition or results of operations.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2024 consisted of $254.2 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

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

Item 8. Financial Statements and Supplementary Data

Warby Parker Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warby Parker Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Excess and Obsolete Inventory
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, net inventory totaling $52.3 million as of December 31, 2024 is stated at the lower of its cost or net realizable value. The Company records adjustments when the cost of inventory is not expected to be fully recoverable.
Auditing management's estimates of the net realizable value of its inventory, specifically its adjustments for excess and obsolete inventory, involved a higher degree of auditor judgment as the estimate is dependent on expectations about current and expected market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating management’s expectations about future sales, testing the accuracy and completeness of the underlying data used in management's calculation of the net realizable value of inventory, and recalculating the recorded reserve. To evaluate management’s expectation of market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements, we performed inquiries of operations personnel, assessed the historical accuracy of management’s estimates and performed a sensitivity analysis on significant assumptions. We compared the estimated future sales to actual historical results and evaluated sales trends in comparison to observable market data. We also considered relevant internal communications made by the Company regarding operating results and forecasts, matters that supported or contradicted the estimate, and we compared actual sales in the period subsequent to year end to the forecasts used in the estimate.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
New York, New York
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Warby Parker Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warby Parker Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2025

Warby Parker Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$254,161	$216,894
Accounts receivable, net	1,948	1,779
Inventory	52,345	62,234
Prepaid expenses and other current assets	17,592	17,712
Total current assets	326,046	298,619

Property and equipment, net	170,464	152,332
Right-of-use lease assets	171,284	122,305
Other assets	8,696	7,056
Total assets	$676,490	$580,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,519	$22,456
Accrued expenses	51,609	46,320
Deferred revenue	32,358	31,617
Current lease liabilities	20,235	24,286
Other current liabilities	2,633	2,411
Total current liabilities	130,354	127,090

Non-current lease liabilities	205,120	150,171
Other liabilities	943	1,264
Total liabilities	336,417	278,525
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at December 31, 2024 and 2023, 102,889 and 98,368 shares issued and outstanding as of December 31, 2024 and 2023, respectively; Class B: 150,000 shares authorized at December 31, 2024 and 2023, 17,961 and 19,789 shares issued and outstanding as of December 31, 2024 and 2023, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,029,220	970,135
Accumulated deficit	(687,221)	(666,831)
Accumulated other comprehensive income	(1,938)	(1,529)
Total stockholders’ equity	340,073	301,787
Total liabilities and stockholders’ equity	$676,490	$580,312
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$771,315	$669,765	$598,112
Cost of goods sold	344,481	304,541	257,050
Gross profit	426,834	365,224	341,062

Selling, general, and administrative expenses	456,946	437,220	452,265
Loss from operations	(30,112)	(71,996)	(111,203)

Interest and other income, net	10,597	9,232	1,307

Loss before income taxes	(19,515)	(62,764)	(109,896)
Provision for income taxes	875	433	497
Net loss	$(20,390)	$(63,197)	$(110,393)

Net loss per share, basic and diluted	$(0.17)	$(0.54)	$(0.96)
Weighted average shares, basic and diluted	120,385	117,389	114,942

Other comprehensive loss
Foreign currency translation adjustment	$(409)	$(882)	$(663)
Total comprehensive loss	$(20,799)	$(64,079)	$(111,056)
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	113,621	$11	$779,212	$16	$(493,241)	$285,998
Stock option exercises	627	—	7,066	—	—	7,066
Restricted stock unit releases	684	1	—	—	—	1
Shares issued in connection with employee stock purchase plan	189	—	2,744	—	—	2,744
Proceeds from repayment of related party loans	5	—	91	—	—	91
Stock-based compensation	—	—	98,032	—	—	98,032
Non-cash charitable contributions	213	—	3,770	—	—	3,770
Other comprehensive loss	—	—	—	(663)	—	(663)
Net loss	—	—	—	—	(110,393)	(110,393)
Balance as of December 31, 2022	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	809	—	5,903	—	—	5,903
Restricted stock unit releases	1,275	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	191	—	1,835	—	—	1,835
Stock-based compensation	—	—	68,291	—	—	68,291
Non-cash charitable contributions	235	—	3,191	—	—	3,191
Other comprehensive loss	—	—	—	(882)	—	(882)
Net loss	—	—	—	—	(63,197)	(63,197)
Balance as of December 31, 2023	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
Stock option exercises	441	—	5,411	—	—	5,411
Restricted stock unit releases	1,980	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	195	—	1,925	—	—	1,925
Stock-based compensation	48	—	49,220	—	—	49,220
Non-cash charitable contributions	179	—	2,196	—	—	2,196
Other equity activity	19	—	333	—	—	333
Other comprehensive loss	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	(20,390)	(20,390)
Balance as of December 31, 2024	120,711	$12	$1,029,220	$(1,938)	$(687,221)	$340,073
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(20,390)	$(63,197)	$(110,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,865	38,554	31,864
Stock-based compensation	47,294	70,509	98,032
Non-cash charitable contribution	2,196	3,191	3,770
Asset impairment charges	816	3,230	1,647
Amortization of cloud-based software implementation costs	3,704	2,895	247
Change in operating assets and liabilities:
Accounts receivable, net	(169)	(345)	(451)
Inventory	9,889	6,614	(11,794)
Prepaid expenses and other assets	(3,233)	(3,276)	(10,534)
Accounts payable	689	1,633	(7,943)
Accrued expenses	9,521	(8,898)	2,748
Deferred revenue	741	5,989	3,583
Lease assets and liabilities	1,920	4,459	7,385
Other liabilities	(99)	(367)	2,209
Net cash provided by operating activities	98,744	60,991	10,370
Cash flows from investing activities
Purchases of property and equipment	(64,032)	(53,671)	(60,181)
Investment in optical equipment company	(2,000)	(1,000)	—
Net cash used in investing activities	(66,032)	(54,671)	(60,181)
Cash flows from financing activities
Proceeds from stock option exercises	2,703	1,036	456
Proceeds from shares issued in connection with ESPP	1,925	1,835	2,744
Other financing activity	333	—	91
Net cash provided by financing activities	4,961	2,871	3,291
Effect of exchange rates on cash	(404)	(882)	(1,311)
Net increase (decrease) in cash and cash equivalents	37,267	8,309	(47,831)
Cash and cash equivalents
Beginning of year	216,894	208,585	256,416
End of year	$254,161	$216,894	$208,585
Supplemental disclosures
Cash paid for income taxes	$1,035	$419	$536
Cash paid for interest	246	227	184
Cash paid for amounts included in the measurement of lease liabilities	44,459	37,126	29,647
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,420	$3,647	$3,968
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain prior period amounts were reclassified to conform to the current period presentation. These changes had no impact on the consolidated financial statements for any period.
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
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying consolidated financial statements include, but are not limited to the valuation of inventory, including the determination of the net realizable value, the useful lives and recoverability of long-lived assets, income taxes and valuation allowances, and assumptions related to the valuation of common stock and determination of stock-based compensation.
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At December 31, 2024 and 2023, uninsured cash balances were approximately $252.6 million and $215.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 18%, 18%, and 19% of cost of goods sold for each of the years ended December 31, 2024, 2023, and 2022, respectively.
Interest Rate and Foreign Currency Risk
The Company’s cash and cash equivalents as of December 31, 2024 consisted of cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of the Company’s investment policy are liquidity and capital preservation. The Company does not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage its interest rate exposure.
The Company is exposed to changes in foreign currency rates as a result of its foreign operations and international suppliers from whom it purchases in Japanese yen and euros. Revenue and income generated by the Company’s operations in Canada as well as the Company’s cost of goods sold will fluctuate as a result of changes

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
in foreign currency exchange rates. The impact of changes in foreign currency rates on the Company’s financial results is not material to the consolidated financial statements. The Company does not enter into currency hedges.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers and payment processors, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the consolidated balance sheets. At December 31, 2024 and 2023, the balance of cash and cash equivalents for these items was $15.5 million and $15.0 million, respectively.
Accounts Receivable, Net
The Company primarily sells directly to U.S. and Canadian consumers where payment is processed upon order approval or product shipment. In some instances, customers can utilize vision insurance benefits to cover the cost of their purchase. For these orders, the Company submits claims directly to the vision insurance carrier and receives reimbursement directly from the carrier. Accounts receivable primarily represents amounts due from insurance carriers. Receivables from customers and insurance carriers are typically collected within 30 days of the transaction and are included in accounts receivable, net on the consolidated balance sheets. The accounts receivable are net of an allowance for credit losses, which is established based on management’s best estimate of probable credit losses after considering several relevant factors such as counterparty creditworthiness, historical collections, receivable terms, and the size of the individual receivables when determining the reserve. The Company’s allowance for credit losses was $0.9 million and $1.5 million at December 31, 2024 and 2023, respectively.
Inventory
Inventory consists of approximately $12.9 million and $13.3 million of finished goods, including ready-to-wear sun frames, Scout by Warby Parker contact lenses, and eyeglass cases, as of December 31, 2024 and 2023, respectively, and approximately $39.4 million and $48.9 million of component parts, including optical frames and prescription optical lenses, as of December 31, 2024 and 2023, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of excess and obsolete inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, a forecast of future demand, and the estimated timing of product retirements. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink, representing the physical loss of inventory, includes estimates based on historical experience, and are adjusted based upon physical inventory counts. However, unforeseen adverse future economic and market conditions could result in actual results differing materially from estimates.
Investments
During the years ended December 31, 2024 and 2023, the Company invested $2.0 million and $1.0 million, respectively, in a private optical equipment company. As part of these investments, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investments are recorded within other assets on the consolidated balance sheets and are measured at cost less impairment, if any. No impairment has been recorded for the years ended December 31, 2024 and 2023.
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
(Amounts in thousands, except per share data)
useful lives:

Asset Category	Depreciation Period
Computer equipment	3 years
Leasehold improvements	2 - 10 years (lesser of lease term and economic life)
Furniture and fixtures	7 years
Capitalized software	1 - 3 years
Equipment	5 - 7 years
Capitalized Software
The Company capitalizes as property and equipment certain qualified costs incurred in connection with the development of internal-use software. Capitalization of internal-use software begins when the preliminary project stage is completed, management with relevant authority authorizes and commits to funding the software project, and it is probable that the project will be completed and software will be used to perform the function intended. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years, beginning when the software is ready for its intended use.
Cloud-Based Software Implementation Costs
The Company enters into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within prepaid expenses and other current assets or other assets, depending on their long or short-term nature. All other related costs are expensed as incurred. Capitalized cloud-based software implementation costs are amortized on a straight-line basis, from the date the related software or module is ready for its intended use through the end of the contractual term of the hosting arrangement, inclusive of any reasonably certain renewal periods, as a component of selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement.
As of December 31, 2024, the Company had $13.6 million of gross capitalized cloud-based software implementation costs and $6.4 million of related accumulated amortization, for a net balance of $7.2 million, made up of $2.8 million recorded within prepaid expenses and other current assets and $4.4 million recorded within other assets on the consolidated balance sheet.
As of December 31, 2023, the Company had $13.1 million of gross capitalized cloud-based software implementation costs and $3.1 million of related accumulated amortization, for a net balance of $10.0 million, made up of $4.0 million recorded within prepaid expenses and other current assets and $6.0 million recorded within other assets on the consolidated balance sheet.
During the years ended December 31, 2024, 2023, and 2022, the Company incurred $3.7 million, $2.9 million, and $0.3 million of amortization of capitalized cloud-based software implementation costs, respectively.
Leases
The Company records a lease liability and corresponding right-of-use (“ROU”) asset at lease commencement. The lease liability is measured at the present value of non-cancellable future lease payments over the lease term, minus expected tenant improvement allowances (“TIAs”) determined to be lease incentives. The ROU asset is measured at the lease liability amount, adjusted for prepaid lease payments, TIAs, and any initial direct costs.
When calculating the present value of future lease payments, the Company utilizes an incremental borrowing rate, which incorporates several factors including the lease term, U.S. Treasury bond rates, financial ratios related to earnings and cash flows, and other comparisons with similarly sized companies.
The recognition of rent expense for an operating lease commences on the date at which control and possession of the property is obtained. Rent expense is calculated by recognizing total fixed minimum rental payments, net of any TIAs or other rental concessions, on a straight-line basis over the lease term. Some of the Company’s retail leases contain percent of sales rent or similar provisions, which is expensed as incurred as variable rent. Retail, optical laboratory, and distribution center rent expense is recognized as a component of cost of goods sold and all other rent expense is recognized as a component of selling, general, and administrative expenses.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, are $0.8 million, $3.2 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are primarily related to the write-off of assets in connection with retail store closures and impairments, and the write-off of capitalized software and related cloud-based software implementation costs no longer being used.
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
The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Foreign Currency
The Company’s foreign operations in Canada have a functional currency of Canadian dollars. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets. Foreign currency impact on the consolidated statements of cash flows is translated to U.S. dollars using average exchange rates for the period, which approximates the timing of cash flows. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in interest and other income, net on the consolidated statements of operations and comprehensive loss.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear products, optical services and accessories. The Company sells products and services through its stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. Revenue generated from vision care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2023 was recognized as revenue in the first quarter of 2024 and the Company expects substantially all of the deferred revenue at December 31, 2024 to be recognized as revenue in the first quarter of 2025.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded within other current liabilities on the consolidated balance sheets for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.6 million and $2.2 million at December 31, 2024 and 2023, respectively, and is included in other current liabilities on the consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $3.1 million as of both December 31, 2024 and 2023.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
The following table disaggregates the Company’s revenue by product:

	Year Ended December 31,
	2024	2023	2022
Eyewear	$730,804	$641,093	$580,469
Vision care	40,511	28,672	17,643
Total Revenue	$771,315	$669,765	$598,112
The following table disaggregates the Company’s revenue by channel:

	Year Ended December 31,
	2024	2023	2022
E-commerce	$233,565	$226,705	$233,956
Retail	537,750	443,060	364,156
Total Revenue	$771,315	$669,765	$598,112
Shipping and Handling Fees and Costs
The Company pays for shipping and handling costs which are generally not charged to the customer, except in the case of customer requested expedited shipments. The costs associated with shipping goods to customers are recorded as cost of goods sold. Shipping and handling fees billed to customers related to expedited shipments are recorded as revenue. Shipping and handling fees included in revenue were $3.8 million, $4.0 million, and $4.1 million in the years ended December 31, 2024, 2023, and 2022, respectively, while shipping and handling costs included in cost of goods sold were $20.4 million, $22.0 million, and $22.1 million in the years ended December 31, 2024, 2023, and 2022, respectively.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell the Company’s finished products. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) employee-related costs associated with eye exams, which includes salaries, benefits, bonuses, and stock-based compensation.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses primarily consists of salaries, benefits, bonuses and stock-based compensation for corporate and retail employees, marketing, information technology, credit card processing fees, charitable donations, headquarters facilities and related depreciation, legal, and other administrative costs associated with operating the business. Marketing, which consists of both online and offline advertising, includes sponsored search, online advertising, Home Try-On program costs, and other initiatives.
Advertising costs are expensed as incurred, and were approximately $95.8 million, $76.1 million, and $76.9 million in the years ended December 31, 2024, 2023, and 2022 respectively.
Stock-Based Compensation
Stock-based compensation is recorded as a component of both cost of goods sold and selling, general, and administrative expenses and follows the classification of the related employee. The Company recognizes compensation expense for stock-based awards based on the grant date fair value, on either (i) a straight-line basis for awards with only a service condition, or (ii) an accelerated attribution basis for awards with a performance condition, over the requisite service period of the awards, which is generally the vesting term of the outstanding stock awards. Compensation expense for awards with a performance condition is recognized when it is determined that it is probable that the vesting conditions will be satisfied. The Company utilizes a narrow interpretation of award authorization and expense and stock-based compensation expense is recognized beginning on an award’s grant date.
The Company estimates the fair value of options and Employee Stock Purchase Plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes option-pricing model, which utilizes assumptions subject to management

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
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
Prior to the Company’s direct listing, the fair value of restricted stock units (“RSUs”) was determined by the board of directors with input from management and independent third-party valuation specialists, as there was no public market for the Company’s common stock. Subsequent to the Company’s direct listing, the grant date fair value is determined by the closing price of the Company’s Class A common stock as reported on the date of grant.
Stock-based compensation expense related to stock awards with market-based or performance-based vesting conditions are measured based on the fair value of the awards granted. The Company determines the grant date fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgements made by management and third-party valuation specialists. The Company recognizes stock-based compensation expense for market or performance-based awards using the accelerated attribution method over the derived service period.
Net Loss Per Share
Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights.
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during a given period.
The diluted net loss is computed by giving effect to all dilutive securities. Diluted net loss per share is computed by dividing the resulting net loss by the weighted-average number of fully diluted common shares outstanding. During periods when there is a net loss, potentially dilutive common stock equivalents are excluded as their effect is anti-dilutive. The Company uses the treasury stock method for its employee equity awards and ESPP purchase rights to determine if any incremental shares should be included in diluted net loss. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive. The Company excludes unvested employee awards when the vesting is contingent on a performance or market condition that is not met as of the evaluation date.
Restructuring Activities
During the years ended December 31, 2022 and December 31, 2024, the Company completed restructuring plans to reduce the Company’s cost and drive long-term operational efficiencies totaling $1.5 million and $0.7 million respectively, which were recognized as a component of selling, general, and administrative expenses.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes. The guidance requires public entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The company expects the adoption of the standard within the 2025 Form 10-K to result in additional disclosures related to the rate reconciliation.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The guidance requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting. The guidance requires additional disclosures of significant segment expense categories and the amount and description of other segment items beyond the significant segment expenses. The ASU also allows for the disclosure of multiple measures of a

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
segment’s profit or loss for each reportable segment if the CODM utilizes more than one measure to assess performance and allocate resources. Lastly, the ASU clarifies that all of the disclosures required in the segments guidance, including disclosing a measure of segment profit or loss and reporting significant segment expenses and other segment items, apply to all public entities, including those with a single operating or reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted this standard in its 2024 fiscal year, which resulted in additional disclosures related to a measure of profit or loss, significant segment expenses, and other segment items for its single reportable segment as seen in Note 9, Segment Information.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2024	2023
Leasehold improvements	$189,890	$161,720
Computers and equipment	46,186	35,738
Furniture and fixtures	36,037	29,405
Capitalized software	36,534	23,750
Construction in process	20,460	17,555
	329,107	268,168
Less: accumulated depreciation and amortization	(158,643)	(115,836)
Property and equipment, net	$170,464	$152,332
Depreciation and amortization expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$30,488	$26,136	$20,685
Selling, general, and administrative expenses	15,377	12,418	11,179
Total depreciation and amortization expense	$45,865	$38,554	$31,864
4. Accrued Expenses
Accrued expenses consists of the following:

	December 31,
	2024	2023
Payroll related	$10,409	$13,575
Product and fulfillment	15,273	8,786
Marketing	9,333	6,619
Retail related	5,929	2,800
Charitable contribution	3,315	4,458
Legal	2,338	1,638
Professional services	2,193	2,159
Other	2,819	6,285
Total accrued expenses	$51,609	$46,320

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
5. Income Taxes
Loss before income taxes consists of the following:

	December 31,
	2024	2023	2022
United States	$(19,959)	$(63,211)	$(110,407)
Foreign	445	447	511
Loss before income taxes	$(19,515)	$(62,764)	$(109,896)
The provision for income taxes consists of the following:

	December 31,
	2024	2023	2022
Current
Federal	$—	$—	$(1)
State	739	362	175
Foreign	136	71	51
Deferred
Federal	—	—	—
Foreign	—	—	272
Total provision for income taxes	$875	$433	$497
The Company recorded a total provision for income taxes of $0.9 million, $0.4 million, and $0.5 million for the years ended December 31, 2024, 2023, and 2022 respectively.
A summary reconciliation of the effective tax rate is as follows:

	December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
Non-deductible stock-based compensation	(30.4)	(20.1)	(13.5)
Change in valuation allowance	4.5	2.3	(3.6)
Other	0.4	(3.9)	(4.4)
Effective tax rate	(4.5)%	(0.7)%	(0.5)%

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Deferred income taxes, included in other assets on the consolidated balance sheets, reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Inventory	$2,572	$3,706
Charitable contribution carryforward	12,289	10,270
Stock-based compensation	2,573	3,259
Net operating loss carryforward	46,470	49,155
Lease liabilities	64,021	49,312
Other	6,818	6,765
Total deferred tax assets	134,743	122,467

Valuation allowance	(68,504)	(69,379)
Net deferred tax assets	66,239	53,088

Deferred tax liabilities:
Property and equipment, net	(20,533)	(20,631)
Right-of-use lease assets	(45,706)	(32,457)
Total deferred tax liabilities	(66,239)	(53,088)
Deferred tax assets, net	$—	$—
As of December 31, 2024, the Company had a net operating loss carryforward (“NOL”) of $305.5 million which represents the impact of current and historic operating losses available to reduce future income taxes. The NOL for federal income tax purposes of $185.9 million and state income tax purposes of $119.6 million will begin to expire at various points beginning in 2031, however, $128.4 million of the federal NOL is available for indefinite use.
As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $68.5 million and $69.4 million, respectively, against its net deferred tax assets because it cannot be reasonably assured that deductible temporary differences and NOLs can be realized through future taxable income due to the Company’s history of losses. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and assess the valuation allowance accordingly.
As of December 31, 2024 and 2023, there were no uncertain tax positions. As of December 31, 2024 and 2023, the Company was subject to federal, state, and provincial income taxes in the United States and Canada. The Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2021. It is the Company’s policy to record interest and penalties as a component of income tax expense. No interest or penalties were recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023, or 2022.
In 2024 and 2023, the Company calculated the impact of the mandatory capitalization and amortization of research and development expenses, as required by the Tax Act. In previous years the Company was able to immediately deduct these expenses, covered under Section 174 of the Internal Revenue Code. For the periods ending December 31, 2024 and 2023, this change did not have a material impact on the Company’s cash tax liabilities.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
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
6. Stockholders’ Equity
Common Stock
As of December 31, 2024, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock.
Voting Rights
Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. The number of authorized shares of Class A, B, or C common stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority of the voting power of the Company’s stock entitled to vote. Common stock is not redeemable at the option of the holder.
Dividends
The holders of Class A, B, and C common stock shall be entitled to receive dividends in any fiscal year, when, as, and if declared by the board of directors, out of any assets at the time legally available therefore, with the holders of common stock and any then outstanding preferred stock sharing on a pari passu basis in such dividends. Through December 31, 2024, no dividends have been declared.
Liquidation
Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them, subject to the preferential rights of any then outstanding preferred stock.
Conversion of Class B Common Stock
A total of 2,009 and 145 shares of Class B common stock were converted to Class A common stock during the years ended December 31, 2024 and 2023, respectively.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Outstanding Shares
As of December 31, 2024, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	102,762	17,949	—
Employee stock options – outstanding	264	1,433	—
Restricted stock units – outstanding	2,301	1,317	—
Performance stock units – outstanding	—	4,398	—
Employee stock plans – available	30,131	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	25,097	—	—
Total common stock – outstanding or issuable	160,555	25,097	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	589,445	124,903	150,000
Preferred Stock
As of December 31, 2024, 50,000 preferred shares were authorized and no shares were outstanding.
Stock Donations
In both May 2024 and August 2023, the Company issued 179 shares of Class A common stock to the Warby Parker Impact Foundation (“WPIF”), a 501(c)(3) nonprofit organization. In June 2023, the Company donated 57 shares of Class A common stock to charitable donor advised funds. The Company recognized $2.2 million and $3.2 million of charitable expense related to stock donations during the years ended December 31, 2024 and 2023, respectively, representing the fair value of the shares on the date they were issued, which is recorded as a component of selling, general, and administrative expenses. Three of the Company’s directors serve on the board of directors of WPIF.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”, and together with the 2021 Plan, the “Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares.
In February 2024, the board of directors approved an annual increase of 5,892 shares to the shares authorized for issuance under the 2021 Plan, and 25,012 shares remained available for future issuance pursuant to new awards as of December 31, 2024.
The Company issues previously unissued shares upon the exercise of stock options or settlement of RSUs or PSUs.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The shares authorized under the ESPP will be increased annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,615 shares of common stock may be issued under the ESPP.
In February 2024, the board of directors approved an annual increase of 1,178 shares to the ESPP and there were 5,119 shares available for future issuance pursuant to ESPP purchases as of December 31, 2024.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold	$1,002	$1,035	$880
Selling, general, and administrative expenses	46,292	69,474	97,152
Total stock-based compensation expense	$47,294	$70,509	$98,032
Stock-based compensation expense for the year ended December 31, 2024 includes $21.8 million related to the 2021 Founders Grant, as described below, $20.8 million from the vesting of RSUs, $2.3 million from the vesting of stock options, $1.5 million related to the ESPP, $0.7 million from the issuance of stock to charitable donor advised funds, and $0.3 million from liability based awards resulting from accrued bonuses that will be settled in equity in the first quarter of 2025.
Stock-based compensation expense for the year ended December 31, 2023 includes $44.1 million related to the 2021 Founders Grant, as described below, $18.2 million from the vesting of RSUs, $3.3 million from the vesting of stock options, $2.7 million related to the ESPP, and $2.2 million from liability based awards resulting from accrued bonuses that were settled in equity in the first quarter of 2024.
Stock-based compensation expense for the year ended December 31, 2022 includes $73.0 million related to the 2021 Founders Grant, as described below, $17.6 million from the vesting of RSUs, $4.6 million from the vesting of stock options, and $2.9 million related to the ESPP.
Stock Options
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2023	2,156	$7.20	4.0	$16,541
Options granted	—	—
Options exercised	(459)	12.86
Options forfeited	—	—
Balance at December 31, 2024	1,697	$5.67	2.6	$31,459

Exercisable as of December 31, 2024	1,697	$5.67	2.6	$31,459
Vested as of December 31, 2024	1,681	5.55	2.6
Unvested as of December 31, 2024	16	$18.22	6.1
The total value of unrecognized stock compensation expense related to unvested options granted under the Plans was immaterial as of December 31, 2024. The Company has not granted stock options since 2021.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Additional information about stock options is as follows:

	Year Ended December 31,
	2024	2023	2022
Total fair value of options that vested during the year	$1,322	$52	$187
Aggregate intrinsic value of options exercised during the year	$2,809	$4,926	$7,728
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the year ended December 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	3,050	$24.05
Granted	1,957	14.04
Forfeited	(288)	16.83
Released	(1,980)	21.08
Vested and not yet released	1	31.76
Unvested as of December 31, 2024	2,740	$19.81
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $32.6 million and $1.2 million as of December 31, 2024, respectively, which is expected to be recognized over a weighted-average period of 1.2 years and 0.2 years, respectively. No PSUs were granted, forfeited, released, or vested during the year ended December 31, 2024. As of December 31, 2024 there were 878 RSUs that were vested but not yet released, mainly related to the 2021 Founders Grant, as described below.
Additional information about RSUs is as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value of RSUs granted during the year	$14.04	$13.26	$16.71
Total fair value of RSUs that vested during the year	$32,882	$19,664	$11,746
Aggregate intrinsic value of RSUs released during the year	$31,827	$14,939	$12,098
RSUs granted prior to the Company’s direct listing vest upon the satisfaction of both a service and a performance condition, which was satisfied upon the Company’s direct listing on September 20, 2021, and the Company recognizes stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs issued after the Company’s direct listing only contain a service condition and are recognized on a straight line basis over the vesting period.
In June 2021, the Company granted 4,398 PSUs and 1,885 RSUs to the Co-CEOs, in the aggregate, under the 2019 Plan (the “Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing in September 2021, and (ii) the price of the Company’s Class A common stock reaches stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the Co-CEOs continued employment with the Company through the applicable vesting date. If the PSUs vest, the Company will deliver one share of Class B common stock for each PSU on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
The PSUs are divided into eight substantially equal tranches, each one vesting on the date the 90-day trailing volume-weighted average trading price of the Company’s Class A common stock exceeds the stock price hurdle, as set forth in the table below, provided that no PSUs may vest prior to the six month anniversary of the Company’s direct listing.

Tranche	Number of PSUs	Stock Price Hurdle
1	550	$47.75
2	550	$55.71
3	550	$63.67
4	550	$71.63
5	550	$79.59
6	550	$87.55
7	550	$95.50
8	550	$103.46
The Company used a Monte Carlo simulation to calculate the grant-date fair value of the PSUs of $128.8 million. Since the PSUs contain a performance and market condition, the stock-based compensation expense will be recognized when it becomes probable that the performance condition will be met using the accelerated attribution method. Stock-based compensation will be recognized over the period of time the market condition for each tranche is expected to be met (i.e., the derived service period). The performance condition was satisfied at September 29, 2021 by the Company’s direct listing, and the Company began recording expense at that time.
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
Shares underlying vested PSUs and RSUs will be issued to the Co-CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes. Any PSUs and RSUs subject to the award that have not vested by the tenth anniversary of the grant date will be forfeited.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of December 31, 2024, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
The following table details the Company’s net lease expense:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$34,915	$30,133	$25,817
Variable lease expense(1)	767	1,831	3,498
Net lease expense	$35,682	$31,964	$29,315
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
The following table presents the future maturity of lease liabilities:

Operating Leases(1)
2025	$32,333
2026	49,247
2027	47,957
2028	43,111
2029	34,064
Thereafter	68,170
Total undiscounted lease cash flows	274,882
Impact of discounting	49,527
Present value of lease payments	$225,355
(1)    The year 2025 includes $13.6 million of expected cash inflows from TIAs. Operating lease payments exclude $6.9 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following table presents other relevant lease information:

December 31, 2023
Weighted average remaining lease term (years)	6.4
Weighted average discount rate	5.5%
9. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who makes decisions about allocating resources and assessing performance. The Company’s CODM is its co-Chief Executive Officers.
The Company identified one operating segment and one reportable segment, holistic vision care, which is aligned with how the CODM views the business as a holistic vision care brand with complementary vision care products and services. The holistic vision care segment sells eyewear products and provides optical services directly to customers through its retail and e-commerce platform. The Company derives revenues in the U.S. and Canada and manages business activities on a consolidated basis using the same technology and supply chain infrastructure across channels, products, and geographies.
The accounting policies of the holistic vision care segment are the same as those described in the summary of significant accounting policies.
The CODM assesses performance for the holistic vision care segment and decides how to allocate resources based on net income that is also reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM uses net income when determining whether to reinvest profits into the holistic vision care segment or to use them for acquisitions or other transactions. Net income is also used in the evaluation of budget versus actual performance.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
The following table details segment profit and loss for the holistic vision care segment:

	Year Ended December 31,
	2024	2023	2022
Revenue	$771,315	$669,765	$598,112
Less:
Cost of goods sold	344,481	304,541	257,050
Marketing	95,498	78,420	84,184
Other selling, general, and administrative costs	361,448	358,800	368,081
Interest and other income, net	(10,597)	(9,232)	(1,307)
Income tax expense	875	433	497
Segment and consolidated net income	$(20,390)	$(63,197)	$(110,393)

10. Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan covering substantially all employees based on plan defined age and service requirements. The Company provides discretionary employer-provided matching contributions based on a percentage of employee contributions. Costs are accrued and funded on a current basis. Total expense charged to the consolidated statements of operations and comprehensive loss for the plan was $4.3 million, $3.9 million, and $3.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
11. Commitments and Contingencies
2022 Credit Facility
In September 2022, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”), entered into a Credit Agreement with Comerica Bank and the lenders from time to time party thereto (as amended, the “2022 Credit Facility”). The 2022 Credit Facility consisted of a $100.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $5.0 million for swing line notes. In February 2024, the 2022 Credit Facility was terminated and replaced by the 2024 Credit Facility as described below.
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
(Amounts in thousands, except per share data)
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
Other than letters of credit outstanding of $4.3 million as of both December 31, 2024 and 2023 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit was filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation in April 2024, the Company reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters for a total of $1.95 million. The parties entered into a final settlement agreement on October 1, 2024, which remains subject to court approval. If the court does not approve the settlement, the litigation will continue. The Company has accrued for the full amount of the proposed settlement.
In addition to the matters described above, as of December 31, 2024, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
12. Earnings Per Share
The computation of net loss per share for the years presented is as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator
Net loss	$(20,390)	$(63,197)	$(110,393)
Denominator
Weighted average shares, basic and diluted	120,385	117,389	114,942
Earnings Per Share
Net loss per share, basic and diluted	$(0.17)	$(0.54)	$(0.96)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the years presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options to purchase common stock	1,697	2,156	2,965
Unvested restricted stock units	2,740	3,050	3,314
Unvested performance stock units	4,398	4,398	4,398
ESPP purchase rights	286	502	410

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
13. Related-Party Transactions
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
The loans had a balance of $2.2 million and $2.5 million at December 31, 2024 and 2023, respectively. No loans are outstanding with any of the Company’s named executive officers and no new promissory notes were issued during the years ended December 31, 2024 and 2023. The loans outstanding had a weighted average remaining term of 4.6 years at December 31, 2024.
During the year ended December 31, 2024, $0.3 million of employee loans were repaid and the outstanding loan balance increased by an immaterial amount due to interest. During the year ended December 31, 2023, the outstanding loan balance increased by an immaterial amount due to interest.
14. Subsequent Events
Lease Obligations
Subsequent to December 31, 2024, the Company entered into four operating lease agreements and extended the term of one existing operating lease agreement for retail space in the U.S., with terms ranging from 5 to 10 years. Total commitments under these agreements are approximately $4.3 million, payable over the terms of the related agreements.
Equity Awards
In February 2025, the board of directors approved RSU and PSU awards for Class A common stock to the Co-CEOs under the 2021 Plan, to be granted on March 3, 2025. The number of RSUs to be granted will be determined on the grant date based on a valuation of $3.0 million for each Co-CEO, and vest in equal monthly installments over a period of three years, beginning on January 1, 2025. The number of PSUs to be granted will be determined on the grant date based on a valuation of $3.0 million for each Co-CEO. Vesting of the PSUs will occur after the end of the performance period, which begins on January 1, 2025 and ends on the earlier of a change of control or December 31, 2027, in each case based on the Company’s total shareholder return relative to the total shareholder returns of the Russell 2000 Growth Index as defined in the PSU agreement. The number of shares to be issued in respect of the PSUs that become vested is based on an achievement factor which ranges from a zero shares to a maximum of 2 shares of Class A common stock per PSU. The final settlement of the PSUs is subject to the Co-CEOs’ continued employment with the Company through the earlier of a change of control or December 31, 2027.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Remediation of Previously Reported Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, management identified two material weaknesses in our internal control over financial reporting as of December 31, 2023, 2022, and 2021 related to (i) information technology general controls over our key accounting, reporting, and proprietary systems and (ii) certain process, application and management review controls within our financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and perform the review of manual journal entries. We previously concluded that these material weaknesses arose because we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy our accounting and financial reporting requirements.
In order to remediate these material weaknesses, we have invested significantly in our IT environment and added critical resources to our team. The actions we took to remediate the material weaknesses included the following:
•designed and implemented IT general controls to manage access and program changes across our key systems and improve IT-dependent and application controls within our proprietary and third party systems;
•implemented the general ledger, supply chain, and inventory management components of a market leading ERP system, to help prevent and detect errors, enforce segregation of duties, enforce controls around the review of manual journal entries, and reduce our reliance on proprietary systems;
•engaged expert SOX consultants to assist in the coordination, development, and implementation of controls in our control environment and deficiency remediation efforts;
•conducted trainings for control owners covering proper control design, execution and review documentation, and source data validation;
•improved review controls and processes, documentation of the completeness and accuracy of source data, and timeliness of account reconciliations; and
•continued hiring of additional qualified accounting, financial reporting, and IT personnel with public company SOX experience.

Through testing of our internal controls completed during the quarter and year ended December 31, 2024, our management determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2024.
Changes in internal control over financial reporting
Other than the remediation measures described in “Remediation of Previously Reported Material Weaknesses” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
(a)
None.
(b) Securities Trading Plans of Directors and Executive Officers
During the quarter ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Except as noted below, the information regarding our directors, executive officers, insider trading compliance policy and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
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
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Information on principal accountant fees and services is incorporated herein by reference from our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
4.3	Eighth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 12, 2020	S-1	333-259035	4.2	8/24/2021
4.4	Description of Securities	10-K	001-40825	4.3	3/18/2022
10.1†	Warby Parker Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-259035	10.2	8/24/2021
10.2†	Warby Parker Inc. Amended and Restated 2011 Stock Plan and related form agreements	S-1	333-259035	10.3	8/24/2021
10.3†	Warby Parker Inc. 2012 Milestone Stock Plan and related form agreements	S-1	333-259035	10.4	8/24/2021
10.4†	Warby Parker Inc. 2019 Founder Stock Plan and related form agreements	S-1	333-259035	10.5	8/24/2021
10.5†	Warby Parker Inc. 2021 Incentive Award Plan and related form agreements	10-K	001-40825	10.5	2/28/2024
10.6†	Form of Warby Parker Inc. 2021 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement					*
10.7†	Warby Parker Inc. 2021 Employee Stock Purchase Plan	10-K	001-40825	10.6	2/28/2024
10.8†	Warby Parker Inc. Amended and Restated Non-Employee Director Compensation Program	10-K	001-40825	10.8	3/18/2022
10.9†	Employment Offer Letter, by and between the Registrant and Steven Miller, dated October 7, 2011	S-1/A	333-259035	10.9	9/9/2021
10.10†	Form of Indemnification Agreement between Warby Parker Inc. and each of its directors executive officers	S-1/A	333-259035	10.10	9/9/2021

10.11#	Credit Agreement, dated as of February 21, 2024, among Warby Parker Inc., Warby Parker Retail, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-40825	10.10#	2/28/2024
19.1	Warby Parker Inc. Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Warby Parker Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40825	97.1	2/28/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: February 27, 2025

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

Signature	Title	Date

/s/ Neil Blumenthal	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 27, 2025
Neil Blumenthal

/s/ Dave Gilboa	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 27, 2025
Dave Gilboa

/s/ Steve Miller	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Steve Miller

/s/ Ronald A. Williams	Lead Director	February 27, 2025
Ronald A. Williams

/s/ Andrew Hunt	Director	February 27, 2025
Andrew Hunt

/s/ Jeffrey Raider	Director	February 27, 2025
Jeffrey Raider

/s/ Teresa Briggs	Director	February 27, 2025
Teresa Briggs

/s/ Joel Cutler	Director	February 27, 2025
Joel Cutler

/s/ Youngme Moon	Director	February 27, 2025
Youngme Moon

/s/ Brad Singer	Director	February 27, 2025
Brad Singer