Form 10-Q
period 2025-03-31
Warby Parker Inc.
filed 2025-05-08
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 6, 2025, there were approximately 104,502,616 shares of the registrant's Class A common stock, and 16,903,698 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; increases in component and shipping costs and changes in supply chain; changes to U.S. or other countries' trade policies and tariff and import/export regulations; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to invest in and incorporate new technologies into our products and services; risks related to our use of artificial intelligence; our ability to engage our existing customers and obtain new customers; our ability to expand in-network access with insurance providers; planned new retail stores in 2025 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, infectious diseases, government instability, and geopolitical unrest; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025, as well as those factors described in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$265,074	$254,161
Accounts receivable, net	1,473	1,948
Inventory	48,606	52,345
Prepaid expenses and other current assets	15,444	17,592
Total current assets	330,597	326,046

Property and equipment, net	173,795	170,464
Right-of-use lease assets	170,190	171,284
Other assets	8,173	8,696
Total assets	$682,755	$676,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,546	$23,519
Accrued expenses	51,796	51,609
Deferred revenue	22,513	32,358
Current lease liabilities	18,882	20,235
Other current liabilities	2,876	2,633
Total current liabilities	122,613	130,354

Non-current lease liabilities	204,778	205,120
Other liabilities	1,275	943
Total liabilities	328,666	336,417
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at March 31, 2025 and December 31, 2024, 104,503 and 102,889 issued and outstanding at March 31, 2025 and December 31, 2024, respectively; Class B: 150,000 shares authorized at March 31, 2025 and December 31, 2024, 16,904 and 17,961 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,039,755	1,029,220
Accumulated deficit	(683,749)	(687,221)
Accumulated other comprehensive loss	(1,929)	(1,938)
Total stockholders’ equity	354,089	340,073
Total liabilities and stockholders’ equity	$682,755	$676,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$223,782	$200,003
Cost of goods sold	97,802	86,544
Gross profit	125,980	113,459

Selling, general, and administrative expenses	123,509	118,586
Income (loss) from operations	2,471	(5,127)

Interest and other income, net	2,455	2,556

Income (loss) before income taxes	4,926	(2,571)
Provision for income taxes	1,454	108
Net income (loss)	$3,472	$(2,679)

Earnings per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Weighted average shares outstanding:
Basic	121,946	119,144
Diluted	124,627	119,144

Other comprehensive income (loss)
Foreign currency translation adjustment	$9	$(91)
Total comprehensive income (loss)	$3,481	$(2,770)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	120,711	$12	$1,029,220	$(1,938)	$(687,221)	$340,073
Stock option exercises	22	—	256	—	—	256
Restricted stock unit releases	616	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(97)	—	(2,341)			(2,341)
Stock-based compensation	27	—	12,620	—	—	12,620
Other comprehensive income	—	—	—	9	—	9
Net income	—	—	—	—	3,472	3,472
Balance as of March 31, 2025	121,279	$12	$1,039,755	$(1,929)	$(683,749)	$354,089

	Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
Stock option exercises	67	—	905	—	—	905
Restricted stock unit releases	563	—	—	—	—	—
Stock-based compensation	—	—	16,265	—	—	16,265
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(2,679)	(2,679)
Balance as of March 31, 2024	118,479	$12	$987,305	$(1,620)	$(669,510)	$316,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$3,472	$(2,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,162	10,583
Stock-based compensation	12,333	14,048
Non-cash charitable contribution	—	—
Asset impairment charges	311	399
Amortization of cloud-based software implementation costs	737	1,073
Change in operating assets and liabilities:
Accounts receivable, net	475	612
Inventory	3,739	5,784
Prepaid expenses and other assets	1,934	(2,913)
Accounts payable	4,626	3,327
Accrued expenses	(560)	(108)
Deferred revenue	(9,845)	(10,377)
Lease assets and liabilities	(601)	(263)
Other liabilities	575	441
Net cash provided by operating activities	29,358	19,927
Cash flows from investing activities
Purchases of property and equipment	(16,152)	(14,437)
Investment in optical equipment company	—	(2,000)
Net cash used in investing activities	(16,152)	(16,437)
Cash flows from financing activities
Proceeds from stock option exercises	39	91
Shares withheld for taxes on stock-based compensation	(2,341)	—
Net cash (used in) provided by financing activities	(2,302)	91
Effect of exchange rates on cash	9	(91)
Net change in cash and cash equivalents	10,913	3,490
Cash and cash equivalents, beginning of period	254,161	216,894
Cash and cash equivalents, end of period	$265,074	$220,384
Supplemental disclosures
Cash paid for income taxes	$37	$69
Cash paid for interest	104	76
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$4,911	$4,582
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes. The December 31, 2024 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. Certain prior period amounts were reclassified to conform to the current period presentation. There have been no significant changes in accounting policies during the three months ended March 31, 2025 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the related notes.
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
Use of Estimates
U.S. GAAP requires management to make certain estimates and assumptions during the preparation of its condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Management’s estimates are based on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Significant estimates underlying the accompanying condensed consolidated financial statements include, but are not limited to, the valuation of inventory, including the determination of the net realizable value, the useful lives and recoverability of long-lived assets, income taxes and valuation allowances, and assumptions related to the valuation of common stock and determination of stock-based compensation.
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At March 31, 2025 and December 31, 2024, uninsured cash balances were approximately $264.0 million and $252.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 14% and 17% of cost of goods sold for the three months ended March 31, 2025 and 2024, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers and payment processors, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At March 31, 2025 and December 31, 2024, the balance of cash and cash equivalents for these items was $10.1 million and $15.5 million, respectively.
Inventory
Inventory consists of approximately $12.8 million and $12.9 million of finished goods, including ready-to-wear sun frames, Scout by Warby Parker contact lenses, and eyeglass cases, as of March 31, 2025 and December 31, 2024, respectively, and approximately $35.8 million and $39.4 million of component parts, including optical frames and prescription optical lenses, as of March 31, 2025 and December 31, 2024, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In 2023 and 2024, the Company invested $1.0 million and $2.0 million, respectively, in a private optical equipment company. As part of these investments, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investments are recorded within other assets on the condensed consolidated balance sheet and are measured at cost less impairment, if any. No impairment has been recorded for the three months ended March 31, 2025 and 2024.
Cloud-Based Software Implementation Costs
The Company enters into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within prepaid expenses and other current assets or other assets, depending on the long or short-term nature of such costs. All other related costs are expensed as incurred. Capitalized cloud-based software implementation costs are amortized on a straight-line basis, from the date the related software or module is ready for its intended use through the end of the contractual term of the hosting arrangement, inclusive of any reasonably certain renewal periods, as a component of selling, general, and administrative expenses, the same line item as the expense for the associated hosting arrangement.
As of March 31, 2025, the Company had $14.3 million of gross capitalized cloud-based software implementation costs and $7.1 million of related accumulated amortization, for a net balance of $7.2 million, made up of $2.9 million recorded within prepaid expenses and other current assets and $4.3 million recorded within other assets on the condensed consolidated balance sheet.
As of December 31, 2024, the Company had $13.6 million of gross capitalized cloud-based software implementation costs and $6.4 million of related accumulated amortization, for a net balance of $7.2 million, made up of $2.8 million recorded within prepaid expenses and other current assets and $4.4 million recorded within other assets on the condensed consolidated balance sheet.
During the three months ended March 31, 2025 and 2024, the Company incurred $0.7 million and $1.1 million of amortization of capitalized cloud-based software implementation costs, respectively.
Asset Impairment
Long-lived assets, such as property and equipment, right-of-use (“ROU”) lease assets, and capitalized cloud-based software implementation costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is evaluated by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as a component of selling, general, and administrative expenses in the amount by which the carrying amount exceeds the fair value of the asset group. The Company considers each store location to be its own asset group when evaluating for impairment.
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to the write off of assets at retail stores and corporate offices.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear and vision care through its stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, contact lenses, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. Revenue generated from vision care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2024 was recognized as revenue in the first quarter of 2025 and the Company expects substantially all of the deferred revenue at March 31, 2025 to be recognized as revenue in the second quarter of 2025.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.8 million and $2.6 million at March 31, 2025 and December 31, 2024, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.6 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended March 31,
	2025	2024
Eyewear	$210,845	$190,643
Vision care	12,937	9,360
Total Revenue	$223,782	$200,003
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended March 31,
	2025	2024
E-commerce	$66,331	$62,859
Retail	157,451	137,144
Total Revenue	$223,782	$200,003
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes. The guidance requires public entities to annually disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and provide additional disclosures for income taxes paid by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024 and can be applied prospectively or retrospectively. The Company plans to adopt this standard in the fourth quarter of its 2025 fiscal year, which will result in additional income tax disclosures, including those related to the rate reconciliation, within the Company’s 2025 Form 10-K.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$193,953	$189,890
Computers and equipment	51,826	46,186
Furniture and fixtures	37,493	36,037
Capitalized software	40,353	36,534
Construction in process	17,403	20,460
	341,028	329,107
Less: accumulated depreciation and amortization	(167,233)	(158,643)
Property and equipment, net	$173,795	$170,464
Depreciation and amortization expense consists of the following:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$8,695	$7,101
Selling, general, and administrative expenses	3,467	3,482
Total depreciation and amortization expense	$12,162	$10,583
4. Accrued Expenses
Accrued expenses consists of the following:

	March 31, 2025	December 31, 2024
Product and fulfillment	$15,043	$15,273
Marketing	9,116	9,333
Payroll related	8,006	10,409
Retail related	5,557	5,929
Legal	3,311	2,338
Professional services	3,544	2,193
Charitable contributions	2,215	3,315
Other	5,004	2,819
Total accrued expenses	$51,796	$51,609

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
5. Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.
The Company's income tax provision and effective tax rate were as follows:

	Three Months Ended March 31,
	2025	2024
Income tax provision	$1,454	$108
Effective tax rate	29.5%	(4.2)%
The Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 differed from the U.S. statutory rate of 21% primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, differences in tax rates in state and foreign jurisdictions, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of March 31, 2025, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of March 31, 2025, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	104,375	16,904	—
Stock options outstanding	249	1,422	—
Restricted stock units (“RSUs”) outstanding	2,921	1,221	—
Performance stock units (“PSUs”) outstanding	—	4,633	—
Employee stock plans – available	36,003	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, stock options, RSUs, and PSUs	24,180	—	—
Total common stock – outstanding or issuable	167,728	24,180	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	582,272	125,820	150,000
Preferred Stock
As of March 31, 2025, 50,000 preferred shares were authorized and no shares were outstanding.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the board of directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan,

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”, and together with the 2021 Plan, the “Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by the lesser of (i) 5% of the outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the board of directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares.
In February 2025, the board of directors approved an annual increase of 6,036 shares to the shares authorized for issuance under the 2021 Plan, and 29,677 shares remained available for future issuance pursuant to new awards as of March 31, 2025.
Employee Stock Purchase Plan
In August 2021, the board of directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The shares authorized under the ESPP will increase annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by the lesser of (i) 1% of the shares of the Company’s common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 16,615 shares of common stock may be issued under the ESPP.
In February 2025, the board of directors approved an annual increase of 1,207 shares to the ESPP, and there were 6,326 shares available for future issuance pursuant to ESPP purchases as of March 31, 2025.
Stock-based Compensation Expense
Stock-based compensation expense consists of the following:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$245	$238
Selling, general, and administrative expenses	12,088	13,810
Total stock-based compensation expense	$12,333	$14,048
Stock-based compensation expense for the three months ended March 31, 2025 primarily consists of $4.5 million related to bonuses that were settled in equity, $4.1 million from RSUs, $2.8 million from the Founders Grants, as described below, and $0.7 million from the issuance of stock to charitable donor advised funds. Stock-based compensation expense for the three months ended March 31, 2024 primarily consists of $7.3 million from the 2021 Founders Grant, $5.0 million from RSUs, and $0.7 million from the issuance of stock to charitable donor advised funds.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Stock Options
A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2024	1,697	$5.67	2.6	$31,459
Granted	—	—
Exercised	(22)	11.35		222
Forfeited	(4)	3.25
Balance at March 31, 2025	1,671	$5.60	2.4	$21,100

Exercisable and vested as of March 31, 2025	1,671	$5.60	2.4	$21,100
All outstanding options are vested and fully expensed as of March 31, 2025. The Company has not granted stock options since 2021.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the three months ended March 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	2,740	$19.81
Granted	1,218	24.17
Forfeited	(78)	15.56
Released	(616)	22.94
Vested and not yet released	(21)	31.74
Unvested as of March 31, 2025	3,243	$20.88
The total value of unrecognized stock-based compensation expense related to outstanding RSUs and PSUs granted under the Plans was $51.0 million and $9.4 million as of March 31, 2025, respectively, which is expected to be recognized over a weighted-average period of 1.5 years and 1.4 years, respectively. As of March 31, 2025 there were 899 RSUs that were vested but not yet released, mainly related to the 2021 Founder Grant, as described below.
RSUs granted prior to the Company’s direct listing vest upon the satisfaction of both a service and a performance condition, which was satisfied upon the Company’s direct listing on September 29, 2021, and the Company recognizes stock-based compensation expense using the accelerated attribution method as the service conditions are met. RSUs granted after the Company’s direct listing only contain a service condition and are recognized on a straight line basis over the vesting period.
2025 Founders Grant
In March 2025, the Company granted 236 PSUs and 236 RSUs for Class A common stock to the Co-CEOs, in the aggregate, under the 2021 Plan (the “2025 Founders Grant”). The RSUs vest in equal monthly installments over a period of three years, beginning on January 1, 2025, subject to the Co-CEOs’ continued employment with the Company through the applicable vesting date. Vesting of the PSUs will occur after the end of the performance period, which began on January 1, 2025 and ends on the earlier of a change of control or December 31, 2027, in each case based on the Company’s total shareholder return (“TSR”) relative to the total shareholder returns of the companies in the Russell 2000 Growth Index as defined in the PSU agreement. The number of shares of Class A common stock to be issued in respect of the PSUs that become vested is based on an achievement factor as set forth in the table below. The final settlement of the PSUs is subject to the Co-CEOs’ continued employment with the Company through the earlier of a change of control or December 31, 2027.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)

Company TSR rank versus the companies in the Russell 2000 Growth Index	Shares per PSU
Zero through 24th percentile	—
25th through 49th percentile	0.5
50th through 74th percentile	1.0
75th or higher percentile	2.0
The Company used a Monte Carlo simulation to calculate the grant date fair value of the PSUs of $9.6 million. The PSUs contain a single vesting tranche and expense will be recognized on a straight-line basis over the performance period. The grant-date fair value of the RSUs is $5.7 million which will be recognized on a straight-line basis over the service period.
2021 Founders Grant
In June 2021, the Company granted 4,398 PSUs and 1,885 RSUs to the Co-CEOs, in the aggregate, under the 2019 Founder Stock Plan (the “2021 Founders Grant,” together with the 2025 Founds Grant, the “Founders Grants”). The PSUs vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing on September 29, 2021 (the “Direct Listing”), and (ii) the price of the Company’s Class A common stock reaching stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the Co-CEOs’ continued employment with the Company through the applicable vesting date. If the PSUs vest, the Company will deliver one share of Class B common stock on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
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
The 2021 Founders Grant RSUs will vest in equal monthly installments over a period of five years, subject to the Co-CEOs’ continued employment with the Company through the applicable vesting date and conditioned upon the completion of a qualified public offering. The grant-date fair value of the RSUs is $66.9 million. Since the RSUs contain a performance condition, stock-based compensation expense is recognized using the accelerated attribution method when it becomes probable that the performance condition will be met. The performance condition was satisfied on September 29, 2021 by the Direct Listing, and the Company began recording expense at that time.
Shares underlying vested 2021 Founders Grant PSUs and RSUs will be issued to the Co-CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes. Any 2021 Founders Grant RSUs or PSUs that have not vested by the tenth anniversary of the grant date will be forfeited.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of March 31, 2025, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
Net lease expense consists of the following:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$9,357	$8,091
Variable lease expense(1)	355	196
Net lease expense	$9,712	$8,287
(1) Variable lease expense primarily consists of contingent rent.

The following table presents future lease payments:

Operating Leases(1)
2025	$23,223
2026	46,641
2027	49,411
2028	44,789
2029	35,895
Thereafter	72,784
Future minimum lease payments	272,743
Impact of discounting	49,083
Present value of lease payments	$223,660
(1)    The years 2025 and 2026 include $12.0 million and $4.0 million of expected cash inflows from tenant improvement allowances. Operating lease payments exclude $7.0 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

March 31, 2025
Weighted average remaining lease term (years)	6.3
Weighted average discount rate	5.6%

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$11,447	$10,400
Lease assets obtained in exchange for new operating lease liabilities	$5,806	$13,527

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
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
Segment profit and loss for the holistic vision care segment consists of the following:

	Three Months Ended March 31,
	2025	2024
Revenue	$223,782	$200,003
Less:
Cost of goods sold	97,802	86,544
Marketing	27,873	24,858
Other selling, general, and administrative costs	95,636	93,728
Interest and other income, net	(2,455)	(2,556)
Income tax expense	1,454	108
Segment and consolidated net income (loss)	$3,472	$(2,679)
10. Commitments and Contingencies
2024 Credit Facility
In February 2024, the Borrowers entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (the “2024 Credit Facility”), which replaced a previous credit facility. The 2024 Credit Facility consists of a $120.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $10.0 million for swingline loans. The 2024 Credit Facility includes an option for the Company to increase the available amount by up to $55.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2024 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2024 Credit Facility at any time, in whole or in part, without penalty.
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
(Amounts in thousands, except per share data)
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
Other than letters of credit outstanding of $4.3 million as of both March 31, 2025 and December 31, 2024 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
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
In addition to the matters described above, as of March 31, 2025, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
11. Earnings Per Share
Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is attributed to common stockholders and participating securities based on their participation rights. The Company’s Class A and Class B common stock have, in effect, the same economic rights and share equally in undistributed net income (loss), and as such, net income (loss) is allocated proportionately between the them.
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss)	$3,472	$(2,679)
Denominator
Weighted average shares, basic	121,946	119,144
Dilutive impact of:
Stock options	1,278	—
RSUs	1,300	—
ESPP purchase rights	103	—
Weighted average shares, diluted	124,627	119,144
Earnings Per Share
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
The following potentially dilutive shares were excluded from the computation of diluted earnings per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	—	2,089
Unvested restricted stock units	982	4,063
Unvested performance stock units	4,633	4,398
ESPP purchase rights	61	456
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
The loans had a balance of $2.2 million at both March 31, 2025 and December 31, 2024. No loans are outstanding with any of our named executive officers, and no new promissory notes have been issued since 2021. The loans outstanding had a weighted average remaining term of 4.3 years at March 31, 2025.
During both the three months ended March 31, 2025 and 2024, the outstanding loan balance increased by an immaterial amount due to interest.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
13. Subsequent Events
Lease Obligations
Subsequent to March 31, 2025, the Company entered into 3 operating lease agreements for retail space in the U.S., with terms ranging from 5 to 7 years. Total commitments under these agreements are approximately $2.0 million, payable over the terms of the related agreements.
Stock Donation
In April 2025, the Company issued 179 shares of Class A common stock to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. The grant date fair value of the shares was $2.8 million.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “Annual Report”). Data as of and for the three months ended March 31, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 287 retail stores as of March 31, 2025.
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

Financial Highlights
For the three months ended March 31, 2025 and 2024:
•we generated net revenue of $223.8 million and $200.0 million, respectively;
•we generated gross profit of $126.0 million and $113.5 million, respectively, representing a gross margin of 56.3% and 56.7%, respectively;
•we generated net income of $3.5 million and net loss of $2.7 million, respectively; and
•we generated Adjusted EBITDA of $29.2 million and $22.4 million, respectively.
For a definition of Adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Factors Affecting Our Financial Condition and Results of Operations
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below and throughout this Quarterly Report on Form 10-Q as well as in Part I, Item 1A. “Risk Factors” of the Annual Report.
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. Elevated inflation and interest rates may affect consumer sentiment, while tariffs on imported goods, particularly eyewear sourced internationally, exert pressure on our cost structure. Furthermore, the uncertainty surrounding international trade policies and tariffs adds volatility and risk to our operations and financial results.
These factors, individually or collectively, may negatively impact consumer spending habits, contribute to cost headwinds impacting gross margin, and affect our ability to attract and retain customers. We believe our business model, focused on providing an exceptional value and experience to our customers, along with mitigating measures we are taking, will help offset the impact of many of these macroeconomic factors. However, the extent of such mitigation and the impact on future results is uncertain. Our ongoing efforts to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, has been a key strategy which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards. Recently, we have implemented additional mitigation plans to offset the impact of increasing tariffs, including by continuing to diversify our supplier base in locations outside of China, making strategic price adjustments, and reducing planned expenses. However, given the complexity and fluidity of the global trade environment, these measures may not fully insulate the business from the financial impacts of current or future tariffs, the full extent and timing of which are difficult to predict.
Key Business Metrics and Certain Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics and certain non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. The following table summarizes our key performance indicators and non-GAAP financial measures for the periods period presented, which are unaudited.

	Three Months Ended March 31,
	2025	2024
Active Customers (in thousands)	2,567	2,361
Store Count(1)	287	245
Adjusted EBITDA(2) (in thousands)	$29,207	$22,378
Adjusted EBITDA Margin(2)	13.1%	11.2%
__________________
(1)Store Count number at the end of the period indicated.
(2)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin, see the section titled "Adjusted EBITDA and Adjusted EBITDA Margin” below.

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
As of March 31, 2025, 247 out of our 287 retail stores offered in-person eye exams.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net income (loss):

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income (loss)	$3,472	$(2,679)
Adjusted to exclude the following:
Interest and other income, net	(2,455)	(2,556)
Provision for income taxes	1,454	108
Depreciation and amortization expense	12,162	10,583
Asset impairment charges	311	399
Stock-based compensation expense(1)	13,001	14,315
Amortization of cloud-based software implementation costs	737	1,073
Other costs(2)	525	1,135
Adjusted EBITDA	$29,207	$22,378
Adjusted EBITDA Margin	13.1%	11.2%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions, as well as the issuance of 26,832 and 48,486 Class A common stock to charitable donor advised funds in February 2025 and February 2024, respectively. For the three months ended March 31, 2025 and 2024, the amount includes $0.7 million and $0.3 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
(2)    Represents charges for certain legal matters outside the ordinary course of business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net revenue	$223,782	$200,003
Cost of goods sold	97,802	86,544
Gross profit	125,980	113,459
Selling, general, and administrative expenses	123,509	118,586
Income (loss) from operations	2,471	(5,127)
Interest and other income, net	2,455	2,556
Income (loss) before income taxes	4,926	(2,571)
Provision for income taxes	1,454	108
Net income (loss)	$3,472	$(2,679)

	Three Months Ended March 31,
	2025	2024

	% of Net Revenue
Net revenue	100.0%	100.0%
Cost of goods sold	43.7%	43.3%
Gross profit	56.3%	56.7%
Selling, general, and administrative expenses	55.2%	59.3%
Income (loss) from operations	1.1%	(2.6)%
Interest and other income, net	1.1%	1.3%
Income (loss) before income taxes	2.2%	(1.3)%
Provision for income taxes	0.6%	—%
Net income (loss)	1.6%	(1.3)%
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
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) employee-related costs associated with eye exams, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, the cost and management of inventory, tariffs, shipping costs, laboratory utilization, and the scaling of our eye exam and contacts businesses. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs.
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
Comparison of the Three Months Ended March 31, 2025 and 2024
Net Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Net revenue	$223,782	$200,003	$23,779	11.9%
Net revenue increased $23.8 million, or 11.9%, for the three months ended March 31, 2025 compared to the same period in 2024. Active Customers increased 8.7% and Average Revenue per Customer increased to $310 from $296 in the prior year period. Average Revenue per Customer growth was primarily driven by our glasses business, which saw strong adoption of precision progressives, our highest priced lens option, and continued uptake of our higher priced frames, an increase in customers purchasing contacts or eye exams along with glasses in the same transaction, and growth in our lens replacement service.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of goods sold	$97,802	$86,544	$11,258	13.0%
Gross profit	125,980	113,459	12,521	11.0%
Gross margin	56.3%	56.7%		(0.4)%
Cost of goods sold increased by $11.3 million, or 13.0%, for the three months ended March 31, 2025 compared to the same period in 2024, and increased as a percentage of revenue over the same period, from 43.3% of revenue to 43.7% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy costs and doctor headcount due to new retail stores opened in 2024 and the first three months of 2025.
Gross profit, calculated as net revenue less cost of goods sold, increased by $12.5 million, or 11.0%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 40 basis points for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in gross margin was primarily driven by the sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased store occupancy costs as the number of stores grew from 245 at March 31, 2024 to 287 at March 31, 2025. These impacts were partially offset by increased penetration of our higher priced frames and lenses and lower outbound customer shipping costs as a percent of revenue.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$123,509	$118,586	$4,923	4.2%
As a percentage of net revenue	55.2%	59.3%		(4.1)%
Selling, general, and administrative expenses increased $4.9 million, or 4.2%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and investments in marketing, partially offset by lower stock-based compensation, mostly related to the 2021 Founders Grant (which is described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). As a percentage of revenue, SG&A decreased by 410 basis points, primarily driven by slower growth in corporate expenses and reduced stock-based compensation.
Interest and Other Income, Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,455	$2,556	$(101)	(4.0)%
As a percentage of net revenue	1.1%	1.3%		(0.2)%
Interest and other income, net decreased $0.1 million, or 4.0%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower interest rates on our increased cash and cash equivalents balance.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(in thousands)
Provision for income taxes	$1,454	$108	$1,346	1,246.3%
As a percentage of net revenue	0.6%	—%		0.6%
Provision for income taxes increased $1.3 million, or 1,246.3%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the change in pre-tax income (loss) in addition to the tax effects of stock-based compensation expense, depreciation expense, and differences in tax rates in state jurisdictions.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of March 31, 2025, we had cash and cash equivalents of $265.1 million, which was primarily held for working capital purposes, and an accumulated deficit of $683.7 million. As of December 31, 2024, we had cash and cash equivalents of $254.2 million, which was primarily held for working capital purposes, and an accumulated deficit of $687.2 million.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
2024 Credit Facility
In February 2024, the Borrowers entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (the “2024 Credit Facility”), which replaced a previous credit facility. The 2024 Credit Facility consists of a $120.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $10.0 million for swingline loans. The 2024 Credit Facility includes an option for the Company to increase the available amount by up to $55.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2024 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2024 Credit Facility at any time, in whole or in part, without penalty.
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
Other than letters of credit outstanding of $4.3 million as of both March 31, 2025 and December 31, 2024 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$29,358	$19,927
Net cash used in investing activities	(16,152)	(16,437)
Net cash (used in) provided by financing activities	(2,302)	91
Effect of exchange rates on cash	9	(91)
Net increase in cash and cash equivalents	$10,913	$3,490
Cash Flows from Operating Activities
Net cash provided by operating activities was $29.4 million for the three months ended March 31, 2025, consisting of net income of $3.5 million adjusted for $25.5 million of non-cash expenses and $0.4 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $12.3 million of stock-based compensation, $12.2 million of depreciation and amortization, $0.7 million of amortization of cloud-based software implementation costs, and $0.3 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, partially offset by increased accounts payable and decreased inventory and prepaid expenses and other assets.
Net cash provided in operating activities was $19.9 million for the three months ended March 31, 2024, consisting of net loss of $2.7 million, adjusted for $26.1 million of non-cash expenses and $3.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $14.0 million of stock-based compensation, $10.6 million of depreciation and amortization, $1.1 million of amortization of cloud-based software implementation costs, and $0.4 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue and increased prepaid expenses and other assets, partially offset by a decrease in inventory and increase in accounts payable.
Cash Flows from Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $16.2 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
For the three months ended March 31, 2024, net cash used in investing activities was $16.4 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, investments in capitalized software development costs, and an investment in a private optical equipment company.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $2.3 million, which was primarily related to cash paid for shares withheld for taxes for stock-based compensation.

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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2025 consisted of $265.1 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information contained under the heading “Litigation” in Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.
Item 1A. Risk Factors
Except for the risk factor set forth below in this Item 1A, there have been no material changes to the risk factors affecting our business, financial condition, or future results from those set forth in Part I, Item 1A, Risk Factors, in the Annual Report. You should carefully consider the factors discussed in the Annual Report and in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Changes to U.S. or other countries' trade policies and tariff and import/export regulations may have an adverse effect on our business, financial condition, and results of operations.
We source components that go into the manufacturing of our products from suppliers located in China, Italy, Vietnam and Japan. In recent months, the U.S. government has announced new or heightened tariffs on product imports from certain countries, including China, Italy, Vietnam and Japan, and, as a result, there is an increase in costs with respect to our products subject to these tariffs. These additional tariffs, and the threat of future tariffs, have introduced significant uncertainty into the market.
If our mitigation efforts to offset the full impact of current and future tariffs are not successful, or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further, which could reduce our margins or force us to further raise prices, and our financial results may be negatively affected. Additionally, deteriorating macroeconomic conditions, including escalating tariffs, could result in increased uncertainty and lead to reduced consumer spending, an economic slowdown or recession, which could in turn negatively affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c)
Except as described below, during the quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

On March 14, 2025, Neil Blumenthal, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,100,000 shares of our Class A common stock. The trading arrangement will expire on December 31, 2025 or earlier if all transactions under the trading arrangement are completed.
On March 14, 2025, Dave Gilboa, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,050,000 shares of our Class A common stock. The trading arrangement will expire on December 31, 2025 or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
19.1	Warby Parker Inc. Insider Trading Compliance Policy					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2025

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer

By:	/s/ Steve Miller
Steve Miller
Chief Financial Officer