Form 10-Q
period 2025-09-30
Warby Parker Inc.
filed 2025-11-06
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2025, there were approximately 105,727,103 shares of the registrant's Class A common stock, and 16,437,710 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; increases in component and shipping costs and changes in supply chain; changes to U.S. or other countries' trade policies and tariff and import/export regulations; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to invest in and incorporate new technologies into our products and services; risks related to our use of artificial intelligence; our ability to engage our existing customers and obtain new customers; our ability to expand in-network access with insurance providers; planned new retail stores in 2025 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, infectious diseases, government instability, and geopolitical unrest; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; our ability to achieve milestones necessary for Google’s equity investment into the Company and Google’s contribution to product development and commercialization costs; our ability to collaborate with partners with successful results; our ability to recognize the anticipated benefits from our partnerships, including with Google and Samsung; the increased expenses associated with being a public company; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025, as well as those factors described in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$280,360	$254,161
Accounts receivable, net	1,143	1,948
Inventory	45,592	52,345
Prepaid expenses and other current assets	16,962	17,592
Total current assets	344,057	326,046

Property and equipment, net	182,576	170,464
Right-of-use lease assets	171,508	171,284
Other assets	8,780	8,696
Total assets	$706,921	$676,490

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,886	$23,519
Accrued expenses	67,641	51,609
Deferred revenue	21,997	32,358
Current lease liabilities	28,641	20,235
Other current liabilities	2,900	2,633
Total current liabilities	132,065	130,354

Non-current lease liabilities	203,885	205,120
Other liabilities	1,346	943
Total liabilities	337,296	336,417
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at September 30, 2025 and December 31, 2024, 105,602 and 102,889 issued and outstanding at September 30, 2025 and December 31, 2024, respectively; Class B: 150,000 shares authorized at September 30, 2025 and December 31, 2024, 16,563 and 17,961 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,050,899	1,029,220
Accumulated deficit	(679,627)	(687,221)
Accumulated other comprehensive loss	(1,659)	(1,938)
Total stockholders’ equity	369,625	340,073
Total liabilities and stockholders’ equity	$706,921	$676,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$221,680	$192,447	$659,937	$580,672
Cost of goods sold	101,735	87,580	300,401	256,964
Gross profit	119,945	104,867	359,536	323,708

Selling, general, and administrative expenses	116,375	111,480	358,020	344,404
Income (loss) from operations	3,570	(6,613)	1,516	(20,696)

Interest and other income, net	2,179	2,842	6,618	7,965

Income (loss) before income taxes	5,749	(3,771)	8,134	(12,731)
(Benefit from) provision for income taxes	(125)	301	540	782
Net income (loss)	$5,874	$(4,072)	$7,594	$(13,513)

Earnings (loss) per share:
Basic	$0.05	$(0.03)	$0.06	$(0.11)
Diluted	$0.05	$(0.03)	$0.06	$(0.11)

Weighted average shares outstanding:
Basic	122,963	120,886	122,495	120,042
Diluted	125,408	120,886	124,893	120,042

Other comprehensive income (loss)
Foreign currency translation adjustment	$100	$(31)	$279	$(140)
Total comprehensive income (loss)	$5,974	$(4,103)	$7,873	$(13,653)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three and Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	120,711	$12	$1,029,220	$(1,938)	$(687,221)	$340,073
Stock option exercises	22	—	256	—	—	256
Restricted stock unit releases	616	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(97)	—	(2,341)	—	—	(2,341)
Stock-based compensation	27	—	12,620	—	—	12,620
Other comprehensive income	—	—	—	9	—	9
Net income	—	—	—	—	3,472	3,472
Balance as of March 31, 2025	121,279	$12	$1,039,755	$(1,929)	$(683,749)	$354,089
Stock option exercises	15	—	77	—	—	77
Restricted stock unit releases	435	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(187)	—	(4,020)	—	—	(4,020)
Shares issued in connection with employee stock purchase plan	110	—	1,169	—	—	1,169
Stock-based compensation	—	—	8,897	—	—	8,897
Non-cash charitable contributions	179	—	2,821	—	—	2,821
Other comprehensive income	—	—	—	170	—	170
Net loss	—	—	—	—	(1,752)	(1,752)
Balance as of June 30, 2025	121,831	$12	$1,048,699	$(1,759)	$(685,501)	$361,451
Stock option exercises	8	—	32	—	—	32
Restricted stock unit releases	381	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(182)	—	(4,640)	—	—	(4,640)
Stock-based compensation	—	—	6,808	—	—	6,808
Other comprehensive loss	—	—	—	100	—	100
Net income	—	—	—	—	5,874	5,874
Balance as of September 30, 2025	122,038	$12	$1,050,899	$(1,659)	$(679,627)	$369,625

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

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$7,594	$(13,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,179	33,533
Stock-based compensation	28,260	38,664
Non-cash charitable contribution	2,821	2,196
Asset impairment charges	511	522
Amortization of cloud-based software implementation costs	2,391	2,862
Change in operating assets and liabilities:
Accounts receivable, net	805	686
Inventory	6,753	9,468
Prepaid expenses and other assets	(1,847)	(1,148)
Accounts payable	(11,103)	13,267
Accrued expenses	17,132	2,728
Deferred revenue	(10,361)	(12,401)
Lease assets and liabilities	6,947	2,469
Other liabilities	449	(501)
Net cash provided by operating activities	87,531	78,832
Cash flows from investing activities
Purchases of property and equipment	(51,928)	(46,311)
Investment in optical equipment company	—	(2,000)
Net cash used in investing activities	(51,928)	(48,311)
Cash flows from financing activities
Proceeds from stock option exercises	149	2,686
Shares withheld for taxes on stock-based compensation	(11,001)	—
Proceeds from shares issued in connection with employee stock purchase plan	1,169	1,068
Net cash (used in) provided by financing activities	(9,683)	3,754
Effect of exchange rates on cash	279	(137)
Net change in cash and cash equivalents	26,199	34,138
Cash and cash equivalents, beginning of period	254,161	216,894
Cash and cash equivalents, end of period	$280,360	$251,032
Supplemental disclosures
Cash paid for income taxes	$708	$782
Cash paid for interest	249	169
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,292	$5,553
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes. The December 31, 2024 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. Certain prior period amounts were reclassified to conform to the current period presentation. There have been no significant changes in accounting policies during the nine months ended September 30, 2025 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the related notes.
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
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At September 30, 2025 and December 31, 2024, uninsured cash balances were approximately $279.0 million and $252.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 15% and 17% of cost of goods sold for the nine months ended September 30, 2025 and 2024, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers and payment processors, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the balance of cash and cash equivalents for these items was $9.2 million and $15.5 million, respectively.
Inventory
Inventory consists of approximately $13.2 million and $12.9 million of finished goods, including ready-to-wear sun frames and eyeglass cases as of September 30, 2025 and December 31, 2024, respectively, and approximately $32.4 million and $39.4 million of component parts, including optical frames and prescription optical lenses, as of September 30, 2025 and December 31, 2024, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In 2023 and 2024, the Company invested $1.0 million and $2.0 million, respectively, in a private optical equipment company. As part of these investments, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investments are recorded within other assets on the condensed consolidated balance sheets and are measured at cost less impairment, if any. No impairment has been recorded for the nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025, the Company had $17.1 million of gross capitalized cloud-based software implementation costs and $8.6 million of related accumulated amortization, for a net balance of $8.5 million, made up of $3.5 million recorded within prepaid expenses and other current assets and $5.0 million recorded within other assets on the condensed consolidated balance sheets.
As of December 31, 2024, the Company had $13.6 million of gross capitalized cloud-based software implementation costs and $6.4 million of related accumulated amortization, for a net balance of $7.2 million, made up of $2.8 million recorded within prepaid expenses and other current assets and $4.4 million recorded within other assets on the condensed consolidated balance sheets.
During the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $2.4 million of amortization of capitalized cloud-based software implementation costs, respectively. During the three and nine months ended September 30, 2024, the Company incurred $0.9 million and $2.9 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were immaterial and $0.5 million for the three and nine months ended September 30, 2025, respectively, primarily related to the write off of assets at retail stores and corporate offices and the write-off of capitalized software costs no longer being used, and were $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, primarily related to the write off of assets at retail stores and the write-off of capitalized software no longer being used.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2024 was recognized as revenue in the first quarter of 2025 and the Company expects substantially all of the deferred revenue at September 30, 2025 to be recognized as revenue in the fourth quarter of 2025.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.9 million and $2.6 million at September 30, 2025 and December 31, 2024, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.3 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Eyewear	$207,221	$182,165	$619,569	$552,018
Vision care	14,459	10,282	40,368	28,654
Total Revenue	$221,680	$192,447	$659,937	$580,672
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
E-commerce	$58,888	$57,055	$184,104	$177,667
Retail	162,792	135,392	475,833	403,005
Total Revenue	$221,680	$192,447	$659,937	$580,672
Recent Business Developments
In the second quarter of 2025, the Company announced a partnership with Google to develop AI-powered glasses intended for all-day wear. The Company is working closely with Google on the development of future smart glasses and intends to launch a series of products over time. As part of this collaboration, Google has committed up to $75 million for product development and commercialization costs. In addition, Google has committed to investing up to $75 million in the Company, at the Company’s option and subject to reaching certain collaboration milestones. This partnership has not resulted in a material financial impact during the three and nine months ended September 30, 2025.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance clarifies and enhances the accounting for costs incurred in connection with the development, implementation, and maintenance of internal-use software, including cloud-based arrangements, by removing the previous project stage model for capitalization and introducing a principles-based framework. This ASU is effective for fiscal years beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Leasehold improvements	$211,365	$189,890
Computers and equipment	59,963	46,186
Furniture and fixtures	40,997	36,037
Capitalized software	46,337	36,534
Construction in process	16,083	20,460
	374,745	329,107
Less: accumulated depreciation and amortization	(192,169)	(158,643)
Property and equipment, net	$182,576	$170,464
Depreciation and amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$9,048	$7,770	$26,461	$22,245
Selling, general, and administrative expenses	3,484	4,059	10,718	11,288
Total depreciation and amortization expense	$12,532	$11,829	$37,179	$33,533
4. Accrued Expenses
Accrued expenses consists of the following:

	September 30, 2025	December 31, 2024
Product and fulfillment	$22,250	$15,273
Marketing	13,892	9,333
Payroll related	10,911	10,409
Professional services	4,637	2,193
Legal	3,966	2,338
Retail related	3,400	5,929
Charitable contributions	2,973	3,315
Other	5,612	2,819
Total accrued expenses	$67,641	$51,609

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
The Company's income tax provision and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Benefit from) provision for income taxes	$(125)	$301	$540	$782
Effective tax rate	(2.2)%	(8.0)%	6.6%	(6.1)%
The Company’s effective income tax rate for the three and nine months ended September 30, 2025 and 2024 differed from the statutory rate primarily due to the change in valuation allowance, non-deductible executive compensation, stock-based compensation, and other permanent items.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. OBBBA provides changes to U.S. tax law including provisions related to bonus depreciation and research and development expenditures. OBBBA has multiple effective dates, with certain provisions effective in 2025 and others effective in 2026 and later. The Company included the impact of OBBBA during the three months ended September 30, 2025, the period of enactment, and the legislation did not have a material effect on the Company’s condensed consolidated financial statements. The Company will continue to evaluate the impact as additional guidance is issued.
6. Stockholders’ Equity
Common Stock
As of September 30, 2025, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of September 30, 2025, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	105,475	16,563	—
Stock options outstanding	225	1,421	—
Restricted stock units (“RSUs”) outstanding	2,422	1,043	—
Performance stock units (“PSUs”) outstanding	236	4,398	—
Employee stock plans – available	35,755	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, stock options, RSUs, and PSUs	23,425	—	—
Total common stock – outstanding or issuable	167,538	23,425	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	582,462	126,575	150,000
Preferred Stock
As of September 30, 2025, 50,000 preferred shares were authorized and no shares were outstanding.

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
In February 2025, the board of directors approved an annual increase of 6,036 shares to the shares authorized for issuance under the 2021 Plan, and 29,539 shares remained available for future issuance pursuant to new awards as of September 30, 2025.
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
In February 2025, the board of directors approved an annual increase of 1,207 shares to the ESPP, and there were 6,216 shares available for future issuance pursuant to ESPP purchases as of September 30, 2025.
Stock-based Compensation Expense
Stock-based compensation expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$263	$262	$794	$770
Selling, general, and administrative expenses	6,768	10,524	27,466	37,894
Total stock-based compensation expense	$7,031	$10,786	$28,260	$38,664
Stock-based compensation expense for the three months ended September 30, 2025 primarily consists of $4.7 million from RSU awards and $2.0 million from the 2021 Founders Grants and 2025 Founders Grants (collectively, the “Founders Grants”), as described below. Stock-based compensation expense for the three months ended September 30, 2024 primarily consists of $5.0 million from RSU awards and $4.9 million from the 2021 Founders Grant.
Stock-based compensation expense for the nine months ended September 30, 2025 primarily consists of $19.6 million from RSU awards and $7.1 million from the Founders Grants. Stock-based compensation expense for the nine months ended September 30, 2024 primarily consists of $18.4 million from the 2021 Founders Grant and $16.6 million from RSU awards.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Stock Options
A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2024	1,697	$5.67	2.6	$31,459
Granted	—	—
Exercised	(44)	8.12		706
Forfeited	(6)	3.94
Balance at September 30, 2025	1,647	$5.61	1.9	$36,184

Exercisable and vested as of September 30, 2025	1,647	$5.61	1.9	$36,184
All outstanding options are vested and fully expensed as of September 30, 2025. The Company has not granted stock options since 2021.
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	2,740	$19.81
Granted	1,455	23.57
Forfeited	(176)	17.16
Released	(1,432)	22.88
Vested and not yet released	(53)	31.56
Unvested as of September 30, 2025	2,534	$20.17
The total value of unrecognized stock-based compensation expense related to outstanding RSUs and PSUs granted under the Plans was $40.6 million and $7.6 million as of September 30, 2025, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 1.2 years, respectively. As of September 30, 2025 there were 932 RSUs that were vested but not yet released, primarily related to the 2021 Founder Grant, as described below.
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
2021 Founders Grant
In June 2021, the Company granted 4,398 PSUs and 1,885 RSUs to the Co-CEOs, in the aggregate, under the 2019 Founder Stock Plan (the “2021 Founders Grant”). The PSUs vest upon two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing on September 29, 2021 (the “Direct Listing”), and (ii) the price of the Company’s Class A common stock reaching stock price hurdles over a period of ten years, as defined by the terms of the award. The PSUs are subject to the Co-CEOs’ continued employment with the Company through the applicable vesting date. If the PSUs vest, the Company will deliver one share of Class B common stock on the settlement date. Unvested PSUs expire in ten years from the date of grant. The terms of the PSUs granted are described further below.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of September 30, 2025, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
Net lease expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$9,738	$9,029	$28,538	$25,605
Variable lease expense(1)	337	192	879	573
Net lease expense	$10,075	$9,221	$29,417	$26,178
(1) Variable lease expense primarily consists of contingent rent.

The following table presents future lease payments:

Operating Leases(1)
2025	$9,515
2026	45,551
2027	53,310
2028	48,720
2029	39,813
Thereafter	82,885
Future minimum lease payments	279,794
Impact of discounting	47,268
Present value of lease payments	$232,526
(1)    The years 2025 and 2026 include $2.9 million and $8.7 million, respectively, of expected cash inflows from tenant improvement allowances. Operating lease payments exclude $5.3 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

September 30, 2025
Weighted average remaining lease term (years)	6.1
Weighted average discount rate	5.7%

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$35,941	$21,668
Lease assets obtained in exchange for new operating lease liabilities	$21,287	$38,985

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
Segment profit and loss for the holistic vision care segment consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$221,680	$192,447	$659,937	$580,672
Less:
Cost of goods sold	101,735	87,580	300,401	256,964
Marketing	28,967	23,694	82,880	70,935
Other selling, general, and administrative costs	87,408	87,786	275,140	273,469
Interest and other income, net	(2,179)	(2,842)	(6,618)	(7,965)
(Benefit from) provision for income taxes	(125)	301	540	782
Segment and consolidated net income (loss)	$5,874	$(4,072)	$7,594	$(13,513)
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
Other than letters of credit outstanding of $4.3 million as of both September 30, 2025 and December 31, 2024 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
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
In addition to the matters described above, as of September 30, 2025, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
11. Earnings Per Share
Basic and diluted net income per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The Company’s Class A and Class B common stock have, in effect, the same economic rights and share equally in undistributed net income, and as such, net income is allocated proportionately between the them.
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$5,874	$(4,072)	$7,594	$(13,513)
Denominator
Weighted average shares, basic	122,963	120,886	122,495	120,042
Dilutive impact of:
Stock options	1,285	—	1,247	—
RSUs and PSUs	1,088	—	1,080	—
ESPP purchase rights	72	—	71	—
Weighted average shares, diluted	125,408	120,886	124,893	120,042
Earnings (loss) per share
Basic	$0.05	$(0.03)	$0.06	$(0.11)
Diluted	$0.05	$(0.03)	$0.06	$(0.11)
The following potentially dilutive shares were excluded from the computation of diluted earnings per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	—	1,752	—	1,752
Unvested restricted stock units	26	3,219	26	3,219
Unvested performance stock units	4,398	4,398	4,398	4,398
ESPP purchase rights	—	338	—	338
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
The loans had a balance of $2.2 million at both September 30, 2025 and December 31, 2024. No loans are outstanding with any of our named executive officers, and no new promissory notes have been issued since 2021. The loans outstanding had a weighted average remaining term of 3.8 years at September 30, 2025.
During both the three and nine months ended September 30, 2025 and 2024, the outstanding loan balance increased by an immaterial amount due to interest.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
13. Subsequent Events
Lease Obligations
Subsequent to September 30, 2025, the Company entered into 5 operating lease agreements and extended the term of 2 operating lease agreements for retail space in the U.S., with terms ranging from 5 to 10 years. Total commitments under these agreements are approximately $6.0 million, payable over the terms of the related agreements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “Annual Report”). Data as of and for the three and nine months ended September 30, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 313 retail stores as of September 30, 2025.
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

Financial Highlights
For the three months ended September 30, 2025 and 2024:
•we generated net revenue of $221.7 million and $192.4 million, respectively;
•we generated gross profit of $119.9 million and $104.9 million, respectively, representing a gross margin of 54.1% and 54.5%, respectively;
•we generated net income of $5.9 million and net loss of $4.1 million, respectively; and
•we generated Adjusted EBITDA of $25.7 million and $17.3 million, respectively.
For the nine months ended September 30, 2025 and 2024:
•we generated net revenue of $659.9 million and $580.7 million, respectively;
•we generated gross profit of $359.5 million and $323.7 million, respectively, representing a gross margin of 54.5% and 55.7%, respectively;
•we generated net income of $7.6 million and net loss of $13.5 million, respectively; and
•we generated Adjusted EBITDA of $80.0 million and $59.3 million, respectively.
For a definition of Adjusted EBITDA, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Recent Business Developments
In the second quarter of 2025, we announced a partnership with Google to develop AI-powered glasses intended for all-day wear. We are working closely with Google on the development of future smart glasses and intend to launch a series of products over time. As part of this collaboration, Google has committed up to $75 million for our product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at our option and subject to reaching certain collaboration milestones. This partnership has not resulted in a material financial impact during the three and nine months ended September 30, 2025.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment and general economic conditions. However, our performance and growth are still impacted by these factors. Elevated inflation, interest rates, and government actions may affect consumer sentiment, while tariffs on imported goods, particularly eyewear sourced internationally, exert pressure on our cost structure. Furthermore, the uncertainty surrounding international trade policies and tariffs adds volatility and risk to our operations and financial results.
These factors, individually or collectively, may contribute to the softness in consumer demand, contribute to cost headwinds impacting gross margin, and affect our ability to attract and retain customers. We believe our business model, focused on providing an exceptional value and experience to our customers, along with mitigating measures we are taking, will help offset the impact of many of these macroeconomic factors. However, the extent of such mitigation and the impact on future results is uncertain. Our ongoing efforts to diversify and expand our supply chain network, both internationally with our frame manufacturers and domestically with our wholly owned and partner optical laboratories, has been a key strategy which we believe has helped to insulate us from supply chain disruption and allowed us to continue to meet growing customer demand over the last several years while maintaining our exceptional quality and customer satisfaction standards. We have implemented additional mitigation plans to offset the impact of increasing tariffs, including by continuing to diversify our supplier base in locations outside of China, making strategic price adjustments, and reducing planned expenses. However, given the complexity and fluidity of the global trade environment, these measures may not fully insulate the business from the financial impacts of current or future tariffs, the full extent and timing of which are difficult to predict.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Active Customers (in thousands)	2,656	2,431	2,656	2,431
Store Count(1)	313	269	313	269
Adjusted EBITDA(2) (in thousands)	$25,745	$17,308	$79,965	$59,269
Adjusted EBITDA Margin(2)	11.6%	9.0%	12.1%	10.2%
__________________
(1)Store Count number at the end of the period indicated.
(2)Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin, see the section titled "Adjusted EBITDA and Adjusted EBITDA Margin” below.
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
As of September 30, 2025, 275 out of our 313 retail stores offered in-person eye exams.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment costs, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, charges for certain legal matters outside the ordinary course of business, and non-recurring costs such as restructuring costs and major system implementation costs. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate these measures in the same manner. We present Adjusted EBITDA and Adjusted EBITDA Margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income (loss)	$5,874	$(4,072)	$7,594	$(13,513)
Adjusted to exclude the following:
Interest and other income, net	(2,179)	(2,842)	(6,618)	(7,965)
(Benefit from) provision for income taxes	(125)	301	540	782
Depreciation and amortization expense	12,532	11,829	37,179	33,533
Asset impairment charges	25	101	511	522
Stock-based compensation expense(1)	7,328	10,961	29,490	39,373
Non-cash charitable donation(2)	—	—	2,821	2,196
Amortization of cloud-based software implementation costs	903	854	2,391	2,862
System implementation costs(3)	827	—	1,173	—
Inventory write-downs(4)	—	—	2,456	—
Other costs(5)	560	176	2,428	1,479
Adjusted EBITDA	$25,745	$17,308	$79,965	$59,269
Adjusted EBITDA Margin	11.6%	9.0%	12.1%	10.2%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended September 30, 2025 and 2024, the amount includes $0.3 million and $0.2 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises. For the nine months ended September 30, 2025 and 2024, the amount includes $1.2 million and $0.7 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net revenue	$221,680	$192,447	$659,937	$580,672
Cost of goods sold	101,735	87,580	300,401	256,964
Gross profit	119,945	104,867	359,536	323,708
Selling, general, and administrative expenses	116,375	111,480	358,020	344,404
Income (loss) from operations	3,570	(6,613)	1,516	(20,696)
Interest and other income, net	2,179	2,842	6,618	7,965
Income (loss) before income taxes	5,749	(3,771)	8,134	(12,731)
(Benefit from) provision for income taxes	(125)	301	540	782
Net income (loss)	$5,874	$(4,072)	$7,594	$(13,513)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.9%	45.5%	45.5%	44.3%
Gross profit	54.1%	54.5%	54.5%	55.7%
Selling, general, and administrative expenses	52.5%	57.9%	54.2%	59.3%
Income (loss) from operations	1.6%	(3.4)%	0.3%	(3.6)%
Interest and other income, net	1.0%	1.5%	1.0%	1.4%
Income (loss) before income taxes	2.6%	(1.9)%	1.3%	(2.2)%
(Benefit from) provision for income taxes	—%	0.2%	0.1%	0.1%
Net income (loss)	2.6%	(2.1)%	1.2%	(2.3)%
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
Comparison of the Three Months Ended September 30, 2025 and 2024
Net Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net revenue	$221,680	$192,447	$29,233	15.2%
Net revenue increased $29.2 million, or 15.2%, for the three months ended September 30, 2025 compared to the same period in 2024. Active Customers increased 9.3% and Average Revenue per Customer increased to $320 from $305 in the prior year period. Average Revenue per Customer growth was primarily driven by our glasses business, which benefited from selective price increases implemented during the second quarter and strong adoption of precision progressives, as well as an increase in customers purchasing contacts or eye exams along with glasses in the same transaction.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of goods sold	$101,735	$87,580	$14,155	16.2%
Gross profit	119,945	104,867	15,078	14.4%
Gross margin	54.1%	54.5%		(0.4)%
Cost of goods sold increased by $14.2 million, or 16.2%, for the three months ended September 30, 2025 compared to the same period in 2024, and increased as a percentage of revenue over the same period, from 45.5% of revenue to 45.9% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, and increases in store occupancy costs and doctor headcount due to new retail stores.
Gross profit, calculated as net revenue less cost of goods sold, increased by $15.1 million, or 14.4%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 40 basis points for the three months ended September 30, 2025 compared to the same period in 2024. The decrease in gross margin was primarily driven by the impact of tariffs on glasses, sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased customer shipping costs. These impacts were partially offset by selective price increases in the second quarter and increased penetration of precision progressives and other lens enhancements.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$116,375	$111,480	$4,895	4.4%
As a percentage of net revenue	52.5%	57.9%		(5.4)%
Selling, general, and administrative expenses increased $4.9 million, or 4.4%, for the three months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by investments in marketing and higher payroll-related costs from growth in our retail workforce, partially offset by lower stock-based compensation, mostly related to the 2021 Founders Grant as award tranches finish expensing. As a percentage of revenue, SG&A decreased by 540 basis points, primarily driven by leverage from corporate expenses and our customer experience team, as well as lower stock-based compensation, partially offset by growth in marketing.
Interest and Other Income, Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,179	$2,842	$(663)	(23.3)%
As a percentage of net revenue	1.0%	1.5%		(0.5)%
Interest and other income, net decreased $0.7 million, or 23.3%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to unfavorable fluctuations in foreign currency rates and lower interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
(Benefit from) provision for income taxes	$(125)	$301	$(426)	(141.5)%
As a percentage of net revenue	—%	0.2%		(0.2)%
Provision for income taxes decreased $0.4 million, or 141.5%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the change in pre-tax income (loss) in addition to stock based compensation and the tax effects related to depreciation expense and research and development costs resulting from OBBBA.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Net Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Net revenue	$659,937	$580,672	$79,265	13.7%
Net revenue increased $79.3 million, or 13.7%, for the nine months ended September 30, 2025 compared to the same period in 2024. Active Customers increased 9.3% and Average Revenue per Customer increased to $320 from $305 in the prior year period. Average Revenue per Customer growth was primarily driven by our glasses business, which benefited from strong adoption of precision progressives, selective price increases during the second quarter, and continued uptake of our higher priced frames, as well as an increase in customers purchasing contacts or eye exams along with glasses in the same transaction.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Cost of goods sold	$300,401	$256,964	$43,437	16.9%
Gross profit	$359,536	$323,708	$35,828	11.1%
Gross margin	54.5%	55.7%		(1.2)%
Cost of goods sold increased by $43.4 million, or 16.9%, for the nine months ended September 30, 2025 compared to the same period in 2024, and increased as a percentage of revenue over the same period, from 44.3% of revenue to 45.5% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering, as well as increases in store occupancy costs and doctor headcount due to new retail stores.
Gross profit, calculated as net revenue less cost of goods sold, increased by $35.8 million, or 11.1%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 120 basis points for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease in gross margin was primarily driven by the sales growth of contact lenses, which are sold at a lower margin than our other eyewear, and increased store occupancy costs and doctor headcount as the number of stores grew from 269 at September 30, 2024 to 313 at September 30, 2025. These impacts were partially offset by increased penetration of our higher priced frames and lenses and selective price increases during the second quarter.
Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$358,020	$344,404	$13,616	4.0%
As a percentage of net revenue	54.2%	59.3%		(5.1)%
Selling, general, and administrative expenses increased $13.6 million, or 4.0%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and investments in marketing, partially offset by lower stock-based compensation, mostly related to the 2021 Founders Grant as award tranches finish expensing. As a percentage of revenue, SG&A decreased by 510 basis points, primarily driven by slower growth in corporate expenses and reduced stock-based compensation.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
Interest and other income, net	$6,618	$7,965	$(1,347)	(16.9)%
As a percentage of net revenue	1.0%	1.4%		(0.4)%

Interest and other income, net decreased $1.3 million, or 16.9%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to lower interest rates on our increased cash and cash equivalents balance and unfavorable fluctuations in foreign currency rates.
Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(in thousands)
(Benefit from) provision for income taxes	$540	$782	$(242)	(30.9)%
As a percentage of net revenue	0.1%	0.1%		—%
Provision for income taxes decreased $0.2 million, or 30.9%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the change in pre-tax income (loss) in addition to stock based compensation and the tax effects related to depreciation expense and research and development costs resulting from OBBBA.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. As of September 30, 2025, we had cash and cash equivalents of $280.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $679.6 million. As of December 31, 2024, we had cash and cash equivalents of $254.2 million, which was primarily held for working capital purposes, and an accumulated deficit of $687.2 million.
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
Other than letters of credit outstanding of $4.3 million as of both September 30, 2025 and December 31, 2024 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$87,531	$78,832
Net cash used in investing activities	(51,928)	(48,311)
Net cash (used in) provided by financing activities	(9,683)	3,754
Effect of exchange rates on cash	279	(137)
Net change in cash and cash equivalents	$26,199	$34,138
Cash Flows from Operating Activities
Net cash provided by operating activities was $87.5 million for the nine months ended September 30, 2025, consisting of net income of $7.6 million adjusted for $71.2 million of non-cash expenses and $8.7 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $37.2 million of depreciation and amortization, $28.3 million of stock-based compensation, $2.8 million of non-cash charitable contributions, $2.4 million of amortization of cloud-based software implementation costs, and $0.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in inventory and an increase in accrued expenses and leasehold liabilities, partially offset by decreases in accounts payable and deferred revenue.
Net cash provided in operating activities was $78.8 million for the nine months ended September 30, 2024, consisting of net loss of $13.5 million, adjusted for $77.8 million of non-cash expenses and $14.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $38.7 million of stock-based compensation, $33.5 million of depreciation and amortization, $2.9 million of amortization of cloud-based software implementation costs, $2.2 million of non-cash charitable contributions, and $0.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in accounts payable and a decrease in inventory, partially offset by increased deferred revenue.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $51.9 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
For the nine months ended September 30, 2024, net cash used in investing activities was $48.3 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores, investments in capitalized software development costs, and an investment in a private optical equipment company.

Cash Flows from Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities was $9.7 million, which was primarily related to cash paid for shares withheld for taxes for stock-based compensation, partially offset by proceeds from shares issued in connection with our ESPP.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2025 consisted of $280.4 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c)
Except as described below, during the quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
On September 16, 2025, Neil Blumenthal, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,600,000 shares of our Class A common stock. The trading arrangement will expire on June 30, 2026 or earlier if all transactions under the trading arrangement are completed.
On September 16, 2025, Dave Gilboa, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,000,000 shares of our Class A common stock. The trading arrangement will expire on June 30, 2026 or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
__________________

*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 6, 2025

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer
(Co-Principal Executive Officer and Principal Financial Officer)