Form 10-K
period 2025-12-31
Warby Parker Inc.
filed 2026-02-26
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was $2,174,041,230 based on the closing price of $21.93 per share of common stock as reported on the New York Stock Exchange.
As of February 24, 2026, there were 106,768,721 shares of the registrant's Class A common stock and 15,679,056 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future results of operations and financial position, industry and business trends, general macroeconomic and market trends, business strategy, plans, market growth, potential growth opportunities for the business, including the partnership with Google and Samsung and the development and timing of new products, and potential retail expansion and our objectives for future operations.
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
Risks Related to Our Business and Industry
•We have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
•Disruptions to our supply chain can have a material adverse effect on our business, financial condition, and operating results.
•We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information. Any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.
•Our use of artificial intelligence may result in operational disruptions, reputational harm, competitive challenges, regulatory scrutiny, liability, or security risks that could adversely affect our business, financial condition, and results of operations.
•The optical industry is highly competitive, and if we do not compete successfully, our business may be adversely impacted.
•If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.
•We have a history of losses, and we may be unable to sustain profitability.
•Failure to recruit and retain optometrists, opticians, and other eye care professionals for our retail stores could materially adversely affect our business, financial condition, and results of operations.
•Strategic investments, partnerships, alliances, or acquisitions, could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
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

Part I.
Item 1. Business

Our Company
Warby Parker is a mission-driven, lifestyle brand that operates at the intersection of design, technology, healthcare, and social enterprise. We stand for fun, creativity, and doing good in the world. Every day, our team of over 4,000 employees is focused on our mission to inspire and impact the world with vision, purpose, and style (without charging a premium for it). Our ultimate objective is to provide vision for all.
As a pioneer of the direct-to-consumer model, we design our glasses in-house at our New York City headquarters and sell directly to customers, enabling us to make high-quality, designer eyewear more accessible, with simple, unified pricing starting at $95 including prescription lenses. Since our launch, we’ve expanded beyond glasses to offer comprehensive eye care, including eye exams, contacts, lens enhancements and tech-enabled experiences like Virtual Try-On and Virtual Vision Test, with an aim to make Warby Parker a convenient, one-stop shop for all eye care needs. We operate an integrated, omnichannel platform across digital commerce and 323 retail stores as of December 31, 2025, all designed to make shopping both convenient and fun.
What Sets Us Apart
•A customer-first brand that stands for exceptional value and customer experiences. At Warby Parker, we design every customer interaction, both in stores and online, to be consistently thoughtful, frictionless, and delightful. We aim to offer a seamless experience across all our channels, and our business model is designed to provide our customers the best quality at simple, accessible prices. By designing our products in-house and cutting out the middleman, we are able to pass the savings on to customers and offer designer-quality eyewear at prices that are lower than many of our competitors. Our commitment to service, convenience and exceptional value has deepened customer relationships and strengthened brand loyalty. As a result, we have maintained an industry-leading Net Promoter Score (“NPS”) and observed consistent revenue retention across cohorts, with approximately 50% retention over 24 months and over 100% over 48 months.
•Seamless experience across physical and online channels. Since our founding, we have reimagined how our customers shop for eyewear, transforming a category that has historically underinvested in innovation. We aim to create a seamless experience across channels and find that many of our customers start their journeys online, leveraging proprietary technology like our Virtual Try On, before visiting a store. Similarly, many retail-first customers ultimately transact online, reflecting the flexibility of our omnichannel model. Each of our stores is uniquely designed, featuring local artists and drawing on the character of the local community, and our stores are strategically located in high-traffic lifestyle centers, malls, street locations, and grocery-anchored centers. Our stores are led by our tenured store leadership team, most of whom have been promoted from within the company, and we believe our ability to grow and retain talent remains key to our success. Ultimately, we are committed to meeting customers where and how they want to shop.
•A culture of innovation. We maintain a regular cadence of product and technology development to differentiate our brand, operate with speed and efficiency, and enhance the customer experience across channels. We regularly launch new eyewear collections featuring new materials, constructions, and designs, and across all new initiatives we employ a test-and-learn approach, scaling after we validate customer demand and unit economics. We have developed proprietary technologies and systems to improve convenience and support a seamless omnichannel experience, including the first true to scale Virtual Try-On, our Virtual Vision Test telehealth app, which enables eligible patients to renew their prescription at home, and our custom point-of-sale system. Looking ahead, we plan to leverage emerging technologies, including artificial intelligence and machine learning (“artificial intelligence” or “AI”), to support innovation in product development and the shopping experience.
•Data-driven operating model. By overseeing the entire customer journey, we capture key insights at every touchpoint, from the initial eye exam to final frame adjustment, and from repeat purchasing to retention across customer cohorts. This end-to-end visibility informs how we design new products, select store locations, and manage logistics. We apply these same insights to acquire customers through a flexible media model that allows us to shift marketing spend in real-time across digital and physical channels. This direct relationship with our customer allows us to move faster, operate more efficiently, and create a highly personalized experience for every customer we serve.
•Flexible, vertically integrated supply chain. Our integrated supply chain includes a mix of owned optical labs and long-standing manufacturing partnerships that allow us to be nimble and move quickly. This vertical integration allows us to maintain a continuous feedback loop that enables real-time refinement while ensuring that every stage, from initial design to final delivery, remains consistent with our brand standards. This level of control allows us to deliver high quality products and a remarkable experience, as reflected in our consistently high NPS.
•Mission-driven culture and social impact. Warby Parker was founded on the belief that businesses can scale and do good in the world. Our mission to provide vision for all resonates deeply with both our team and customers, driving engagement and retention. As a public benefit corporation, social impact is built into our model. Our Buy a Pair, Give a Pair program was integrated into our business operations from day one, and for every pair of glasses or sunglasses Warby Parker sells, a pair is distributed to someone in need. To date, over 20 million pairs of glasses have been distributed across the U.S. and more than 80 countries.
Our Growth Strategies
We plan to leverage the following growth strategies to achieve long-term, sustainable growth:
•Growing brand awareness. Our brand is integral to the growth of our business and to the implementation of our business expansion strategies. Our business is oriented around delighting the customer, which we believe enhances customer loyalty, drives organic word of mouth marketing and a leading NPS. Still, many customers, including long-time customers, continue to perceive us as primarily an online-only glasses company. To educate both new and existing customers about our expanded assortment of products, services, and store locations, we continue to invest in growing top of funnel awareness through our diversified media-mix model, strategic partnerships and collaborations, and stores.
•Expanding our retail footprint. Our U.S. retail footprint has a long runway for expansion. Based on analysis we conducted with a third-party research firm in 2021, we expect that our retail footprint has room to expand in the U.S. to over 900 stores, which is still a fraction of the approximately 45,000 optical stores in the United States as of December 2025. In addition to our standalone locations, we are exploring additional store formats, including shop-in-shops at select retail locations, which aim to meet the customer where they are in their shopping journey in a convenient and accessible way. We are highly selective with each store we open, and we believe our stores embody the brand, are efficient customer acquisition vehicles, and will generate significant free cash flow over time.
•Continuing to invest in technology and our digital experience. Since launching online, we have leveraged technology to deliver a differentiated customer experience and transform how consumers shop for eyewear. We believe our digital heritage positions us to continue innovating at a faster pace than the rest of the optical industry as we invest in AI-enabled capabilities across our business. AI is reshaping how consumers discover, browse, and purchase products, and we believe it will meaningfully enhance how customers and patients engage with eye care. We plan to leverage AI by:
◦Developing new products and categories. In 2025, we announced long-term partnerships with Google and Samsung to develop AI-powered intelligent eyewear designed for all-day use, marking a transformative step for our brand and significantly expanding our addressable market beyond traditional glasses. We believe glasses are the perfect form factor to leverage AI, enabling the delivery of real-time personalized insights tailored to what the wearer sees and hears as they move through the world.
◦Enhancing the customer and patient experiences. We are investing in AI-powered tools that make shopping easier, reduce friction, and help customers feel confident in their purchase decisions, including our award-winning Virtual Try-On, and Advisor, a personalized AI-driven recommendation tool that we launched in 2025. We believe AI will further improve fit visualization, style guidance, and personalization, supporting greater engagement, higher conversion, and enhanced customer satisfaction over time.

•Expanding our holistic vision care offering. We are focused on expanding our products and services to serve our customers’ comprehensive vision care needs. Our holistic vision care customers, or those that purchase glasses, contacts and exams, demonstrate the highest lifetime value. Industry-wide, approximately 75% of customers purchase their eyewear at the same location where they receive their eye exam, supporting our strategy to expand our store base and exam capabilities. We believe there is significant opportunity to expand penetration within each of the following categories:
◦Glasses. We release new eyewear collections and collaborations throughout the year to drive engagement with existing customers and reach new customers. We will continue to scale our core glasses offering by introducing new sizes, shapes, widths, and more to ensure as many people as possible can find a frame that fits, functions, and looks great.
◦Progressives and other premium lenses. Progressives represent 22.3% of our prescription units as of December 31, 2025, compared to nearly 40% of units industry-wide for progressives, bifocals and multifocals. By expanding our offering of progressives, and premium lens enhancements, including blue-light-filtering, custom colors, polarization, light-responsive, and anti-fatigue, we can serve a broader range of needs across a larger population of customers and drive higher average revenue per customer.
◦Contact lenses. The contact lens market is estimated at $10.4 billion as of December 31, 2025 and over 80% of contacts wearers purchase contact lenses at least once per year, driving subscription-like purchasing. Contact lenses contributed only 11.1% to Warby Parker net revenue for the year ended December 31, 2025.
◦Eye exams and vision care. The eye exams and vision care market is estimated at $11.4 billion as of December 31, 2025 and contributed only 6.4% to Warby Parker net revenue for the year ended December 31, 2025.
•Scaling vision insurance. Insurance is used in approximately 60% of U.S. vision care purchases, yet insurance-backed orders contributed only 8.3% of our 2025 revenue. This represents a significant opportunity for growth, as we remain underpenetrated relative to the broader category. We are closing this gap through two primary mechanisms:
◦Expanding in-network access: In the last two years, we nearly doubled our in-network lives covered, driven by an integration with Versant Health, which expanded our coverage to over 30 million lives. Insurance serves as a powerful customer acquisition tool, attracting some of our highest value customers who tend to spend more on initial purchases and return more frequently.
◦Maximizing out-of-network benefits: Over 50% of our current customers have vision insurance and choose Warby Parker for our brand and value proposition, even when we are out-of-network. Most of these plans offer roughly $100 in out-of-network reimbursement, which can cover the entire cost of our $95 single vision frames. We are also investing in tools that make it easier for customers to identify and use their benefits at Warby Parker.
The Eyewear Market is Large, Growing, and Ripe for Disruption
Large and Growing Market
The U.S. eyewear market is large and growing. The Vision Council defines the U.S. eyewear market as a $70 billion industry as of December 2025 that has exhibited consistent, stable growth across multiple economic cycles given its medical and non-discretionary nature and is defined by durable fundamentals and trends including:
•Most people need vision correction: The incidence of myopia continues to rise rapidly, and it’s estimated that by 2050, over half the world’s population will need corrective vision according to a study published by the American Academy of Ophthalmology. The Vision Council also reported that in 2025 over 80% of adults in the United States use some form of vision correction.
•Consistent replenishment cycle: Approximately 50% of glasses wearers purchase new glasses every year, and another 33% purchase every two years, according to the Vision Council. Additionally, over 54 million people in the United States wear contact lenses that are nearly all disposable in nature, replaced on a daily, weekly, or monthly basis, driving an under one year average repurchase frequency.
•Increasing screen time usage: With the rising usage of smartphones, tablets, computers, and other devices, three out of four adults report experiencing digital eye strain at some point during the day, contributing significantly to increased vision correction needs and a steady influx of new customers within the eyewear market.
Our Competition
The legacy optical industry is highly concentrated among a small number of players that control much of the eyewear value chain, often limiting consumer choice and innovation. Competition in the eyewear industry is principally based on brand image and recognition, as well as product quality, price, innovation, and style. Eyewear is both a style choice and a medical necessity, yet the traditional purchase experience has focused primarily on its medical aspects. At Warby Parker, we believe customers should be able to purchase high-quality eyewear online or in engaging retail environments, supported by helpful associates and transparent, unified pricing.
Independent optical retailers made up approximately 40% of all prescription optical retail sales in 2025, while national optical retail chains made up the majority of the remainder. We are in direct competition with large, integrated optical players like EssilorLuxottica and VSP that own and license multiple frame and lens brands, retail banners and online stores, vision insurance plans, and large optical lab networks. We also compete with low priced, online-only players like Zenni Optical.
Our Products and Services
Eyeglasses and Sunglasses
Every pair of Warby Parker glasses and sunglasses is dreamed up in-house, where our team gathers inspiration, sketches designs, and maps out product details for prototyping. Our eyewear collections are refreshed regularly and often incorporate patented, complex designs and extended sizing. We select premium frame materials, ranging from custom-designed cellulose acetate to ultra-lightweight titanium. Our frames come standard with impact-resistant polycarbonate lenses that block 100% of UVA and UVB rays, and scratch-resistant and anti-reflective coatings.
Customers can customize their lenses with a variety of options, including single-vision, progressive, light-responsive, polarized, blue-light-filtering, tinted, and non-prescription lenses. We custom-cut and polish the edges of our lenses and individually inspect and bench-align each pair before it’s sent to the customer. We also offer lens replacements, allowing customers to keep their favorite frames as their prescription changes.
Contacts
We offer a comprehensive selection of contact lenses from leading third-party manufacturers. Our assortment includes top brands such as Acuvue, Biofinity, DAILIES, and Precision1, ensuring that we meet a wide range of patient needs and brand preferences. By maintaining strong relationships with these major suppliers, we provide our customers with convenient access to the most popular and advanced contact lens technologies on the market.
Eye Exams and Vision Tests
We provide customers multiple ways to obtain prescriptions and have convenient access to maintain their vision health. In the vast majority of our stores, we offer comprehensive, in-person eye exams utilizing state of the art technology including digital retinal imaging. Our optometrists are either employed directly by us or by independent professional corporations or similar entities with whom we have contractual agreements. We also offer innovative telehealth services, such as our Virtual Vision Test app, which provides a convenient way to renew a prescription for those that meet the eligibility criteria. Throughout their shopping experience, our patients’ health and happiness is our top priority.
Manufacturing and Supply Chain
The Warby Parker supply chain is an agile and integrated network that works to get the right order to the right place at the right time. We work with a network of more than 30 partners, ranging from frame factories, lens and accessories suppliers, distribution centers, optical laboratories, and shipping companies all over the globe. We also leverage our stores and in-house optical laboratories in Sloatsburg, New York, and Las Vegas, Nevada.

Transparency is a crucial element in our vendor relationships. We work directly with manufacturers and raw material suppliers, most notably in China, Japan, Vietnam, Italy, and Thailand, so we know exactly where and how our products are being manufactured. The Warby Parker Social Compliance Program and our Vendor Code of Conduct apply to all of our direct and key indirect suppliers and strive to ensure that working conditions throughout our supplier network are safe and employees receive fair treatment and compensation. Audits of our suppliers are performed regularly to maintain compliance.
Product Quality
Before a frame becomes a frame, we’re choosing vendors, selecting materials, and performing rigorous product testing with the assistance of third-party agencies, all in the name of the highest quality and safety standards. Our eyewear is considered a medical device by the U.S. Food and Drug Administration (“FDA”) and regulated as such, and we comply with standards set by the American National Standards Institute for all of our eyewear and sunglasses. We require our vendors to comply with the European CE standard, and Warby Parker frames are stamped with the certification mark that indicates conformity with health, safety, and environmental protection standards for products sold within the European Economic Area.
Vendors may only use raw materials and suppliers recommended by Warby Parker to ensure expected results in final third-party testing; these suppliers must submit either internal or third-party test results for both regulatory and performance parameters well before the product reaches the customer. We partner with international third-party testing agencies to verify the results and to also create additional product performance testing protocols, to make sure our frames are built to last and that they perform beautifully for as long as they are worn. If a frame safety issue is ever suspected, our Product Strategy team will investigate and, if necessary, correct the problem.
Seasonality
Business demand is relatively consistent throughout the year, with the exception of the last one to two weeks of the year during which we see higher demand driven by customer usage of health and flexible spending benefits that often expire at the end of the year. Consistent with our policy to recognize product revenue when an order is delivered, any orders placed at the end of December are recognized as revenue when delivered, which may occur in the following year, and as such we typically see revenue increase sequentially from the fourth quarter to the first quarter of the following year.
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
Employees and Human Capital Resources
As of December 31, 2025, we had a total of 4,036 employees, including 2,275 full-time employees and 1,761 part-time employees, across 323 retail stores, two in-house optical laboratories, and two offices in the United States. We also engage contractors and consultants from time to time. We have invested substantial time and resources in building our team. We are highly dependent on our management, highly skilled software engineers, Customer Experience and Retail teams, laboratory personnel, optometrists, opticians, and other professionals, and it is crucial that we continue to attract, develop and retain valuable employees. To facilitate talent attraction, development and retention, we strive to make Warby Parker an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by what we believe are strong compensation and benefits programs. We believe that our employee relations are strong.
Intellectual Property
Our intellectual property is an important component of our business. We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, as well as confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other contractual restrictions to establish, protect, and enforce our intellectual property rights.
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
From time to time, we have faced, and expect to face in the future, allegations from third parties, that we have infringed their intellectual property rights or claims that challenge the validity or enforceability of our intellectual property rights. We are not presently involved in any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Securities and Exchange Commission Filings
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the Securities and Exchange Commission (the “SEC”), press releases, public conference calls, webcasts and the investor relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligation under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations section of our website.
Our website address is www.warbyparker.com. We provide free access to various reports that we file with, or furnish to, the SEC through our website at investors.warbyparker.com, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Conduct and charters of the standing committees of our Board of Directors. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.
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
Risks Related to Our Business and Industry
We have limited experience at our current scale. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer, which may have a material adverse effect on our business, financial condition, and operating results.
Our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. For example, our net revenue increased 13.0% from $771.3 million for the year ended December 31, 2024 to $871.9 million for the year ended December 31, 2025. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Moreover, the vertically integrated nature of our business exposes us to risk and disruption at many points that are critical to successfully operating our business, and may make it more difficult for us to scale our business. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.
In addition, the industry for stylish, affordable glasses, as well as for our other optical products and services is rapidly evolving and may not develop as we expect. Overall growth of our net revenue will depend on a number of factors, including those described under “—We may not be successful in our retail growth and vision care expansion strategy.” and “—If we fail to cost-effectively retain our existing customers or to acquire new customers, our business, financial condition, and results of operations would be harmed.” Even if our net revenue continues to increase, our net revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, you should not rely on our net revenue growth rate for any prior period as an indication of our future performance.
We also intend to invest heavily in growth, but unforeseen expenses or ineffective resource allocation could lead to losses. If we fail to manage our future growth effectively, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.
We may not be successful in our retail growth and vision care expansion strategy.
Our growth strategy contemplates a significant expansion of our retail store footprint and the expansion of our vision care services. For example, we opened our first permanent retail store in New York in 2013 and have since grown to 323 retail stores across the United States and Canada as of December 31, 2025, of which 285 offered in-person eye exams. Our ability to expand our vision care services depends on our ability to attract and retain optometrists, opticians and other vision care professionals. See “—Failure to recruit and retain optometrists, opticians, and other eye care professionals for our retail stores could materially adversely affect our business, financial condition, and results of operations.” Further, as we increase the scope of services that we provide and expand in the types of payments we receive from customers from cash-pay to vision plans and health plans, we will increasingly be subject to a number of federal and state healthcare regulatory laws, including federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws.
Many of our existing retail stores are relatively new and these retail stores or future retail stores may not generate net revenue and cash flow comparable with those generated by our more mature stores, especially as we move to new or expand in existing geographic markets. Approximately 65% of our retail stores have been opened in the last five years. Our success in opening and operating new stores depends on many factors, including, among others, our ability to:
•identify and lease retail space with a suitable cost and geographic profile,
•construct and open our stores on a timely basis,
•address regulatory and operational challenges encountered in connection with expansion into new markets where we have limited historical experience, and
•build awareness of our retail store fleet and vision care offerings through advertising and marketing.

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
Disruptions to our supply chain can have a material adverse effect on our business, financial condition, and operating results.
Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products and services. We rely on a limited number of third-party suppliers, predominantly outside the United States, for all of the components and materials that go into the manufacturing of our products. We are therefore subject to the risks associated with our suppliers as described under “—We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.”
Substantially all of our components are shipped directly from our contract manufacturers to optical laboratories in the United States and China, where lenses are cut and mounted into frames. These laboratories process most of the glasses ordered by our customers. Once processed at the laboratories, the finished products are then sorted and shipped using third-party carriers to our retail stores for customer pickup or directly to our customers. We depend in large part on the orderly operation of this distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our optical laboratory network and third-party distribution center. Increases in transportation costs (including increases in fuel costs), disruptions to the national and international transportation infrastructure, supplier-side delays, and unexpected delivery interruptions or delays also have the potential to derail our distribution process. Moreover, volatile economic conditions and global events, such as geopolitical conflicts, natural disasters, or public health crises, may disrupt our supply chain, potentially preventing us from procuring timely deliveries or securing comparable alternatives at acceptable prices.
We face additional risks related to our international suppliers, especially the optical laboratory we contract with in China and suppliers in China, including port of entry risks such as longshoremen strikes, import restrictions, foreign government regulations, trade restrictions, customs, and duties. In recent years, the U.S. government has implemented tariffs on specified products imported into the United States from China and, in 2025, the U.S. government announced new or heightened tariffs on product imports from certain countries, including China, Italy, Vietnam and Japan. As a result, there is an increase in costs with respect to our products subject to these tariffs. These additional tariffs and the threat of future tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market. Various tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms.
We have implemented mitigation plans and continue to focus on additional mitigation strategies to offset the impact of tariffs, including by continuing to diversify our supplier base in locations outside of China and through selective price increases. If our mitigation efforts to offset the full impact of current and future tariffs are not successful, or if there is a further escalation of tariffs, costs on a significant portion of our products may increase further, which could reduce our margins or force us to further raise prices, and our financial results may be negatively affected. Additionally, deteriorating macroeconomic conditions, including escalating tariffs, could result in increased uncertainty and lead to reduced consumer spending, an economic slowdown or recession, which could in turn negatively affect our business, results of operations and financial condition.
The inability to fulfill, or any delays in processing, customer orders through our optical laboratory network or any quality issues could result in the loss of customers, lower sales and profitability, and may also adversely affect our reputation. The insurance we maintain for business interruption may not cover all risk, or be sufficient to cover all of our potential losses, may not continue to be available to us on acceptable terms, if at all, and any insurance proceeds may not be paid to us in a timely manner.
We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information. Any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.
We rely heavily on our information technology (“IT”) and enterprise resource planning (“ERP”) systems, many of which are proprietary, for many functions across our operations, including managing our supply chain and inventory, processing customer transactions in our stores, allocating orders to the appropriate laboratories, our financial accounting and reporting, compensating our employees, and operating our website, mobile applications and in-store systems, including point-of-sale systems. We continuously evaluate our systems landscape, and we have been undertaking a multi-year process of upgrading our IT systems, including our ERP system, in order to support the needs of our business. Costs and potential problems and interruptions associated with such upgrades and implementations, or with maintenance or adequate support of existing IT systems, could disrupt or reduce the efficiency of our operations.
We are critically dependent on the availability, integrity, security, and consistent operations of our IT systems, which are highly reliant on the coordination of our internal business and engineering teams. We, and certain of our third party providers, also collect, process, and store sensitive, personal and confidential information, including our proprietary business information and that of our customers, employees, suppliers, and business partners. The secure processing, maintenance, and transmission of this information is critical to our operations. Our and our third party providers’ IT and ERP systems may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood, global pandemics, and natural disasters; and our existing safety systems, data backup, access protection, user management, and IT emergency planning may not be sufficient to prevent data loss or long-term network outages. Any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations.

Our IT and ERP systems and the IT systems of our third-party service providers and business partners may be vulnerable to security incidents compromising the confidentiality, integrity, and availability of our information and the security of our IT systems. These incidents could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, malfeasance of our personnel, malicious code embedded in open-source software, misconfigurations, “bugs”, human or technological errors, and other security vulnerabilities in the software or systems on which we rely. We anticipate that these threats will continue to grow in scope and complexity over time and such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, personal and confidential information that we handle, including health information, credit card and other payment card information, and personal information.
While we employ a number of security measures designed to prevent, detect, and mitigate the potential for harm to our business or to our users from security incidents, these measures may not be effective in every instance. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively anticipate or address all possible techniques or implement adequate preventive measures for all situations. The rapid evolution and increased adoption of AI may also make cyber-attacks more difficult to prevent, detect, and mitigate. Attackers are increasingly sophisticated and using techniques and tools, including AI, that can circumvent security controls, evade detection, and remove forensic evidence. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any such breach, attack, virus, or other event could result in additional costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.
We rely on a number of third-party service providers to operate our critical business systems, which expose us to security risks outside of our direct control, and our ability to monitor these third-party service providers’ data security is limited. Certain of our vendors have experienced security incidents in the past, and we expect that other vendors or third-party service providers will experience security incidents in the future that could compromise the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Cybercrime and hacking techniques are constantly evolving, and we or our third-party service providers may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given the increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We cannot ensure that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments. Successful cyberattacks that disrupt or result in unauthorized access to third party IT systems can materially impact our operations and financial results. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our systems and information.
A security incident may also cause us to breach our contractual obligations. Our agreements with certain customers, business partners, or other stakeholders may require us to use industry-standard or reasonable measures to safeguard confidential, sensitive and personal information. As a healthcare provider and to the extent we provide services to healthcare providers, we are also subject to laws and regulations such as the Health Insurance Portability and Accountability Act (“HIPAA”) Security Rule that require us to adhere to specific technical safeguards, or to use industry-standard or reasonable security measures to safeguard certain information. A security incident could lead to claims by our customers, business partners, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers or business partners could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

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
Our use of artificial intelligence may result in operational disruptions, reputational harm, competitive challenges, regulatory scrutiny, liability, or security risks that could adversely affect our business, financial condition, and results of operations.
We use AI for certain business purposes, including the automation of certain tasks, predicting market trends, improving our customer experience, and deploying certain customer facing applications. We are also developing products and services that integrate AI, such as the AI-powered smart glasses we are developing with Google.
Issues relating to our use of new technologies such as artificial intelligence may cause us to experience operational disruptions, negative publicity and reputational harm, competitive harm, new or enhanced regulatory scrutiny, or criminal and civil liability, and to incur additional costs to resolve such issues. For example, artificial intelligence is based on predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, if we use protected health information (“PHI”) for our artificial intelligence technologies, we must have rights and permissions to do so from our customers. If we do not have rights or permissions to use PHI or to de-identify PHI or if we do not de-identify PHI in accordance with HIPAA’s safe harbor method, and use PHI or de-identified PHI for such purposes, we may be subject to civil and criminal liability or other actions.
Further, perceived or actual technical, legal, privacy, security, ethical, or other issues relating to the use of artificial intelligence could undermine the decisions, predictions, analysis or other output that such tools produce and create additional risks, such as risks of cybersecurity incidents. Additionally, any integration of artificial intelligence in our or our third-party service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Further, use of artificial intelligence platforms by our employees, whether authorized or unauthorized, may also increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property. Any of the foregoing, as well our failure to responsibly deploy artificial intelligence in our operations, could adversely affect the performance of our products and services and our business, financial condition and results of operations.
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
The growth of our e-commerce channel is also critical to our continued customer retention and growth. Historically, consumers have been slower to adopt online shopping for glasses and contact lenses. Changing traditional optical retail habits is difficult, and if consumers and retailers do not embrace online optical retail as we expect, our business and operations could be harmed. Moreover, even if more consumers begin to shop for glasses and contacts online, if we are unable to address their changing needs and anticipate or respond to market trends and new technologies, including the integration of artificial intelligence, in a timely and cost-efficient manner, we could experience increased customer churn, which, in turn, would adversely affect our business and results of operations.
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
•the success of our marketing and advertising efforts; or
•deteriorating macroeconomic conditions and reduced customer spending.

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
Many of our competitors have greater financial and operational resources, longer operating histories, greater brand recognition, and broader geographic presence than we do. They may be able to engage in extensive and prolonged price promotions or otherwise offer more competitive prices, which may adversely affect our business. They may also be able to spend more than we do for advertising. We may be at a substantial disadvantage to larger competitors with greater economies of scale. Some of our competitors are vertically integrated and are also engaged in the manufacture and distribution of glasses and contact lenses as well as in managed care, and many of our competitors operate under a variety of brands and price points. These competitors can advantageously leverage this structure to better compete and access the market and certain vertically integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete. We purchase some of our product components from suppliers who are affiliates of one or more competitors. In addition, if any of our competitors were to consolidate operations, such consolidation would exacerbate the aforementioned risks. We also expect that new competitors will continue to enter the optical industry. These new competitors may be willing to price their products and services lower than we do to gain market share or implement new technologies more quickly than us, including the integration of artificial intelligence, virtual and augmented reality, and other e-commerce marketing tools, which could harm our competitive position. Our inability to respond effectively to competitive pressures, improved performance by our competitors, and changes in the retail markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.
If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers will be impaired, and our business, financial condition, and results of operations may suffer.
Maintaining and enhancing our appeal and reputation as a stylish, innovative, and coveted brand is critical to attracting and expanding our relationships with customers. The successful promotion of our brand and the market’s awareness of our products, retail stores, and services will depend on a number of factors, including fashion trends, our marketing efforts, ability to continue to develop our products and services at competitive prices, ability to successfully differentiate our offerings from competitive offerings, and ability to construct and design our retail stores in line with our brand identity.
We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance our brand recognition or lead to increased sales or net revenue. Even if they do, the increased net revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also expend substantial resources to register, maintain, and defend our trademarks, and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks, and we may suffer harm to our reputation, or other harm to our brand as a result of misuse or dilution of our marks. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected.
Unfavorable publicity regarding our products, customer service, or privacy and security practices could also harm our reputation and diminish confidence in, and the use of, our products and services. In addition, negative publicity related to key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and results of operations may suffer.
We have a history of losses, and we may be unable to sustain profitability.
We had net income of $1.6 million and net loss of $20.4 million for the years ended December 31, 2025 and 2024, respectively, and have in the past had net losses. As of December 31, 2025, we had an accumulated deficit of $685.6 million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
Our ability to generate profit depends on our ability to grow net revenues and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs and may generate net losses in the near term in order to:
•strengthen the engagement of existing customers;
•drive adoption of our products and services through marketing and incentives and grow brand awareness through brand and eyewear collection campaigns;
•    invest in our operations to support the growth, including expanding our retail footprint by opening new retail stores;
•    enhance our products and services, including our telehealth offerings, with new designs, functionality, and technology, as applicable;

•    invest in new products, such as the AI-powered smart glasses the Company is developing with Google;
•    expand vision care services provided by optometrists employed either by us or by independent professional corporations or similar entities or with whom we have contractual arrangements;
•    invest in our product supply chain for further vertical integration, opening new optical laboratories, and establishing partnerships with new frame manufacturers; and
•    evaluate potential expansion into new international markets
.
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
Failure to recruit and retain optometrists, opticians, and other eye care professionals for our retail stores could materially adversely affect our business, financial condition, and results of operations.
Our operations depend on our ability to offer eye exams for glasses and contact lenses. Our ability to hire optometrists, opticians, and other eye care professionals and/or contract with optometrists or independent professional corporations or similar entities that employ optometrists for our retail stores that offer such eye exams is important to our operations as well as our growth strategy, but there is no assurance that we will be successful in recruiting such professionals. Furthermore, our operations are subject to state licensing laws and many states require that opticians be licensed to dispense and fit glasses and contact lenses.
Our ability to attract and retain optometrists, opticians and other eye care professionals and/or contract with optometrists or independent professional corporations or similar entities that employ optometrists depends on several factors. We compete with other optical retail companies, health systems and group practices for eye care professionals. We, as well as the professional corporations or similar entities that employ optometrists in certain of our retail stores, could face difficulties attracting and retaining qualified professionals if we or such corporations fail to offer competitive compensation and benefits. Increased compensation for eye care professionals could raise our costs and put pressure on our margins.
The loss of or the inability by us or our affiliated professional entities to foster new relationships with such eye care professionals could impair our ability to provide services to our customers and/or cause our customers to go elsewhere for their optical needs. A change to any of the foregoing relationships could have a material adverse effect on our business, financial condition, and results of operations.
Strategic investments, partnerships, alliances, or acquisitions, could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. We have and may continue to expand our services and grow our business by entering into partnerships or alliances with third parties. For example, we have recently partnered with Target Corporation to open shop-in-shop stores within select Target locations, and we are partnering with Google and Samsung to develop AI-powered smart glasses. Certain of our partnerships are, and may in the future be, with partners that have significant size, scale, geographic, and other advantages over us. As a result, certain of the terms in such partnerships may be less favorable to us compared to partnerships with other parties. Any of our partnerships may not lead to the business, growth, and financial outcomes that we expect, may raise new obligations and challenges, may divert the attention of management, and may also result in higher costs for us or other negative impacts to our business, operations, regulatory posture, or strategy, which we may not anticipate or currently project, that result in a material adverse effect to our business, financial condition, and results of operations. These partnerships can require several agreements to be entered into over time following the initial partnership agreement. In addition, these partnerships may span multiple years and may require significant upfront costs. As a result, we may not be able to accurately assess the success of these partnerships for several periods and only after we have made substantial investments and expenditures. If any partnership results in future material adverse effects to our business, financial condition, and results of operations, we may not be able to terminate such partnership on a timely or cost-effective basis and termination may result in loss of certain rights related to the partnership and the products or services subject to the partnership. If any such partnerships are terminated or any of our partners refuse to renew their agreements with us on commercially reasonable terms, we may not be able to secure similar terms or replace such partners in an acceptable time frame. Additionally, certain of our partnerships depend or may in the future depend on the achievement of certain milestones. We may not achieve such milestones, which would impact our ability to realize some or all of the benefits of such partnerships.
We may also make strategic investments and pursue the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable investments, alliance partners or acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified transactions, benefit from such investments or successfully integrate the acquired businesses or technologies. The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations and expose us to unknown risks or liabilities.
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
•liability for online content; and
•cybersecurity, consumer privacy, and HIPAA concerns and regulation.

Our online sales also expose us to broader applicability of regulations, as well as additional regulations, such as the prescription verification and other requirements under the Fairness to Contact Lens Consumers Act rules relating to registration of internet sellers, certain anti-money laundering, trade sanction, anti-corruption, anti-bribery, and international trade laws. Problems in any of these areas could result in a reduction in sales, increased costs, sanctions or penalties, and damage to our reputation and brands.
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, such as AI, creative user interfaces, virtual and augmented reality, and other e-commerce marketing tools such as paid search and mobile application, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors may introduce new or improved technological features sooner than we do, allowing them to benefit more quickly from changes in e-commerce technologies, which could harm our competitive position.

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
Efficient inventory management is a key component of our business success and profitability. To be successful, we must balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers, or the life cycle of our products. If we fail to adequately forecast demand for any product, or fail to determine the optimal product mix for production purposes, we may face production capacity issues in processing sufficient quantities of a given product. If our buying and distribution decisions do not accurately predict customer trends or spending levels in general or if we inappropriately price products, we may have to record potential write-downs relating to the value of obsolete or excess inventory. Conversely, if we underestimate future demand for a particular product or do not respond quickly enough to replenish our best performing products, we may have a shortfall in inventory of such products, likely leading to unfulfilled orders, reduced net revenue, and customer dissatisfaction. In addition, because we source components from suppliers located in China, our inventory management may be adversely impacted by the enactment or further escalation of tariffs, import restrictions, foreign government regulations, trade restrictions, customs, and duties.
Maintaining adequate inventory requires significant attention and monitoring of market trends, local markets, developments with suppliers, and our distribution network, and it is not certain that we will be effective in our inventory management. We are subject to the risk of inventory loss or theft and we may experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft. In addition, any casualty or disruption to our or our third-party optical laboratories or retail stores may damage or destroy our inventory located there. As we expand our operations, it may be more difficult to effectively manage our inventory. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition to the importance of their financial performance, investors, employees, customers, governmental and regulatory bodies and other stakeholders or third parties may judge companies by their performance on a variety of ESG matters, which may be considered to contribute to the long-term sustainability of companies’ performance.
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
There can be no assurance that we will successfully meet our customers’, regulators’, investors’, or society’s expectations on ESG and sustainability matters. If we fail, or are perceived to fail, to meet the ESG values, standards and metrics that we set for ourselves, or our articulated public benefit purposes, or if we fail to meet regulatory requirements for ESG disclosures, we may experience negative publicity and a loss of customers, employees, or suppliers or be subject to regulatory fines or penalties or litigation, which will adversely affect our business, financial condition, and results of operations. See “—Risks Related to Our Existence as a Public Benefit Corporation.” Furthermore, if we do not successfully manage diverging ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, subject us to investigation, litigation or shareholder activism, and adversely affect our business, financial condition, results of operations and cash flows.
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
In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled employees with the skills and technical knowledge that we require, including software design and programming, eyewear design, marketing, merchandising, retail sales, operations, and other key management skills and knowledge. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in the New York City region, and new hires require significant training and time before they achieve full productivity, particularly in retail sales. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, almost all of whom are at-will employees in the U.S. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. The market value of our Class A common stock has experienced significant volatility since it began trading in September 2021, and if the perceived value of our equity awards declines or continues to experience significant volatility such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

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
We could be adversely impacted by the supply of defective products, including the infiltration of counterfeit products into the supply chain or product mishandling issues. Moreover, we engage in further processing, packaging, and labeling activities at our third-party optical laboratories. Product liability or personal injury claims may be asserted against us with respect to any of the products we sell, which could adversely affect our business and financial results. The provision of professional eye care services by the vision care professionals employed by us or by independent professional corporations or similar entities or with whom we have contractual arrangements also increases our exposure to professional liability claims. There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage.
In addition, a government or other regulatory agency could require us or one of our vendors or suppliers to remove a particular product from the market for, among other reasons, failure to adhere to product safety requirements or quality control standards. Product recalls can result in the disposal or write-off of merchandise, harm our reputation, and cause us to lose customers, particularly if those recalls cause consumers to question the performance, quality, safety, or reliability of our products. Any significant returns or warranty claims, as well as the timing of such returns or claims, could result in significant additional costs to us. If our products or services do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk, and face fines or penalties which could materially adversely affect our financial results.
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
In addition, we provide a six month no scratch guarantee on all of our eyeglass lenses. If a customer has scratched lenses in the first six months, we replace the scratched lenses for free. We could incur significant costs to honor this guarantee. In addition, we may at any time or from time to time reduce or increase the length of this guarantee. Any negative publicity related to the perceived quality and safety of our products or to a change in the term of this guarantee could affect our brand image, decrease consumer and customer confidence and demand, and adversely affect our financial condition and operating results.
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
•    changes to our existing product mix and channel mix;
•    the effectiveness of our internal controls;
•    the seasonality of our business; and
•    changes in financial markets or macroeconomic or political conditions, including, for example, due to tariffs, the effects of recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, geopolitical instability, public health crises, acts of war, and acts of terrorism.

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
•the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians (defined to also include optometrists) from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services;
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
In many states where we operate, state corporate practice of medicine and optometry laws prohibit a business corporation from practicing medicine or optometry, directly employing physicians or optometrists to provide professional services, or exercising control over treatment decisions by such professionals. In these states, typically only medical professionals or a professional entity wholly owned by licensed physicians, optometrists, or other licensed medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of professional fees earned by a physician, optometrist or another medical professional for the delivery of healthcare services. Prohibitions on the practice of medicine or optometry and/or fee-splitting between licensed professionals and lay entities may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation, and vary widely from state to state.
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
Many state legislatures have adopted legislation that regulates how businesses handle personal information, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which imposes obligations on businesses that process personal information of California residents. Similar laws have been enacted in other states, reflecting a trend toward more stringent privacy legislation in the United States. To the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of actual or perceived non-compliance.
Additionally, we are subject to certain health information privacy and security laws as a result of the health information that we receive in connection with our products and services. These laws and regulations include HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations. HIPAA requires us to develop and maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. Ongoing implementation and oversight of these measures involves significant time, effort, and expense and we may have to dedicate additional time and resources to ensure compliance with HIPAA requirements. Additionally, it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. For example, in 2018, we experienced a credential stuffing attack, in which malicious third parties used credentials compromised in data breaches suffered by other companies to access accounts on our platform, and received notice that the Office for Civil Rights (“OCR”) would be investigating the incident and our compliance with the Privacy, Security, and Breach Notification Rules. The Company paid a civil monetary penalty to OCR in December 2024 and the investigation was formally closed in February 2025. HIPAA also imposes mandatory civil and criminal penalties for certain violations and authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information.
Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, Washington has adopted the My Health My Data Act, a privacy law that imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action. Where state laws are more protective than HIPAA, we have to comply with the stricter provisions, absent statutory exemptions. Whether and how these exemptions will be applied under new laws such as the My Health My Data Act and the CCPA is an unsettled area of law. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused, such as the CCPA.
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
Further, we are subject to the Payment Card Industry Data Security Standard (“PCI”), which is a multifaceted security standard that is designed to protect cardholder data as mandated by the Payment Card Industry Security Standards Council. We work with our merchant services providers to ensure PCI compliance across our payment processing channels. Despite our compliance efforts, in the event of a breach of the security of payment card data, we may become subject to claims that we have violated the PCI based on past, present, and future business practices, which could have an adverse impact on our business and reputation. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations. If there are amendments to the PCI, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Compliance with these domestic, foreign, and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Despite our efforts, we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Emerging technologies we utilize, including artificial intelligence, may also become subject to regulation under new laws or new applications of existing laws. There is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines, penalties, or corrective action requirements in the event of non-compliance. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and services. Such occurrences could adversely affect our business, financial condition, and results of operations. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including those in our proprietary technologies, know-how, and brand. The protective steps we have taken and plan to take may be inadequate to deter misappropriation or other violation of, or otherwise protect, our intellectual property rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or available in every jurisdiction in which we offer or intend to offer our products and services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively. Further, even if we are successful, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition, and results of operations.
Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others, or invalidated or held unenforceable through administrative process or litigation. We cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. There can be no assurance that our patent applications will result in issued patents and we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with claims sufficiently broad to provide meaningful competitive advantages or may be successfully challenged by third parties. There is also no guarantee that our pending trademark applications for any mark will proceed to registration. Our pending applications may be opposed by third parties prior to registration, and even our registered trademarks could be challenged by third parties. For example, we have registrations in a number of foreign countries in which we are not currently offering products or services, and those registrations could be subject to invalidation proceedings if we cannot demonstrate use of the marks by the applicable use deadlines in those countries.
We may face difficulties protecting our intellectual property in foreign jurisdictions, due to a diversity of intellectual property laws that may be less protective of intellectual property rights, and enforcement mechanisms that may be weaker than those in the United States. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and capabilities or to register our trademarks or other trademarks similar to our trademarks in jurisdictions before we do, leading to brand confusion or dilution. Any dispute related to our intellectual property (including in our brand) or any failure to renew key license agreements on acceptable terms could damage our reputation and brand identity and substantially harm our business and results of operations. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, may not be successful, and could result in the impairment or loss of portions of our intellectual property rights.
We generally enter into confidentiality and invention assignment agreements with our employees and consultants, as well as confidentiality agreements with other relevant third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and capabilities.
Further, we may not be able to, or it may not be cost-effective to, acquire or maintain all domain names that utilize the name “Warby Parker” in all of the countries in which we currently conduct or intend to conduct business. If we lose the ability to use a domain name, we could incur significant additional expenses to market our products within that country, including the development of new branding. This could adversely affect our business, financial condition, and results of operations.
We may incur costs to defend against, and could be vulnerable to or face liability for, intellectual property infringement claims brought against us by others.
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we continue to expand our business and the number of products we offer. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. We may be particularly vulnerable to such claims, as companies having a substantial online presence are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. As we maintain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Our competitors and others may now or in the future have significantly larger and more mature patent portfolios than us. We rely on contracts and releases to obtain ownership of or rights to use copyrighted materials and the right to use images of individuals on our webpages and marketing materials, and we may be subject to claims that we did not properly obtain rights, consents, releases, or permissions to use certain content or imagery. Many potential litigants have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial defense costs, distract our management, require us to cease use of such intellectual property, and create ongoing obligations if we are subject to agreements or injunctions (stipulated or imposed) preventing us from engaging in certain acts. Furthermore, we risk compromising our confidential information because of the substantial amount of discovery required in connection with intellectual property litigation. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign or rebrand our products, license rights from third parties on potentially unfavorable terms, cease using certain brand names or other intellectual property rights altogether, make substantial payments for royalty or license fees, legal fees, settlement payments or other costs or damages, or admit liability. Such outcomes could encourage others to bring claims against us. To the extent we have to seek a license to continue providing certain offerings or to maintain operations, such license may be non-exclusive, meaning our competitors may have access to the same technology licensed to us. In the event we are required to develop alternative, non-

infringing technology, this could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense, and may ultimately not be successful. Any of these events could adversely affect our business and cause our results of operations, liquidity, and financial condition to suffer.
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
Our products, including contact lenses, prescription eyeglasses, sunglasses, and our Virtual Vision Test mobile application, among others, are regulated as medical devices in the United States by the FDA pursuant to the FDCA and FDA regulations. Before a manufacturer can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, the device must first receive either clearance under section 510(k) of the FDCA, approval of a premarket approval application, or PMA, or grant of a de novo classification request from the FDA, unless an exemption applies. The PMA approval, 510(k) clearance and de novo classification processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to eight months, but can take longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from 12 to 15 months, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data may also be required in connection with an application for 510(k) clearance or a de novo request. Despite the time, effort, and cost, a device may not obtain marketing authorization by the FDA.
To date, we have not obtained authorization from the FDA to market any product in the United States, and we generally intend to manufacture 510(k)-exempt devices and/or rely on our third-party vendors and manufacturers to have obtained and maintained the necessary marketing authorizations from the FDA for the products we sell. We have not sought or obtained 510(k) clearance or other FDA marketing authorization for our Virtual Vision Test mobile app, which we are currently marketing as a Class I, 510(k)-exempt device.
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
In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s design control requirements and current Good Manufacturing Practices for medical devices, known as the Quality Management System Regulation, or QMSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, manufacturers of medical devices are required to verify that their suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors.
Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. We or our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.
In addition, we engage in certain relabeling and repackaging activities with respect to our frames and sunglasses products which subject us to direct oversight by the FDA under the FDCA and its implementing regulations. These regulations include, among other things, a requirement to include unique device identifiers, or UDIs, on certain medical device labels and packages, and to submit certain data pertaining to device labeling to the FDA’s Global Unique Device Identification Database (GUDID), unless an exception applies. On July 25, 2022, the FDA issued a final guidance stating that the FDA does not intend to enforce the GUDID submission requirements for “consumer health products”, defined to include certain types of 510(k)-exempt Class I devices that are sold directly to consumers over-the-counter.
We or our third-party manufacturers are also subject to FDA regulations with respect to medical devices relating to clinical trials, establishment registration and device listing, sales and distribution, recordkeeping, advertising and promotion, reporting recalls (corrections and removals) and field safety corrective actions, post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury, and import and export. The regulations to which we are subject are complex and have tended to become more stringent over time.
Failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: Warning Letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future approvals for medical devices; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees. Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.
In addition, the FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also choose to voluntarily recall a product if any material deficiency is found. A government mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and adversely affect our business. Depending on the corrective action the manufacturer takes to redress a product’s deficiencies or defects, the FDA may require the manufacturer to obtain new marketing authorizations prior to resuming marketing or distribution of the corrected device. Seeking such clearances or approvals may delay the ability to replace the recalled devices in a timely manner. Moreover, if we or our third-party manufacturers do not adequately address problems associated with our products, we may face additional regulatory enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
Legislative or regulatory reforms may make it more difficult and costly for us or third-party manufacturers to obtain marketing authorizations for, or to manufacture, market, or distribute our products.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our products (or modifications to our products), may increase the costs of compliance, or otherwise adversely affect our business. For example, the Quality Management System Regulation (“QMSR”) went into effect on February 2, 2026, replacing the prior Quality System Regulation, or QSR, with standards set by the International Organization for Standardization. The QMSR could impose additional or different regulatory requirements on us and our third-party manufacturers than were previously in effect and that could increase the costs of compliance or otherwise negatively affect our business.
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
We use third-party open-source software in connection with the development and deployment of our software applications. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-

source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available all or part of such software, which in some circumstances could include valuable proprietary code. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code or expend substantial time and resources to re-engineer some or all of our software.
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
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Our transactions with our suppliers and vendors operating in foreign jurisdictions, including China, Italy, Vietnam, Japan, and Thailand and our quality assurance presence in China and Vietnam, may subject us to such anti-corruption laws. If we expand our international sales and business, we may engage with business partners and third-party intermediaries to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, false advertising, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. In particular, as we expand our retail store footprint, we are subject to increased costs and risks related to compliance with labor and employment laws. These laws also change frequently, exist at federal, state, and local levels, and may be difficult to interpret and apply. For example, in March 2023, a former employee on behalf of herself and a proposed class of California hourly employees, filed a complaint against us, alleging violations of various California wage and hour laws, and two additional follow on actions were filed against us pursuant to California’s Private Attorneys General Act asserting largely overlapping claims. Following a voluntary mediation in April 2024, we reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters, although the settlement remains subject to final court approval. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining accruals for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
Risks Related to Our Dependence on Third Parties
We face risks associated with suppliers from whom our products are sourced and are dependent on a limited number of suppliers.
All of the components that go into the manufacturing of our products and services are sourced from a limited number of third-party suppliers predominantly in the U.S., China, Italy, Vietnam, and Japan, and, in particular, around half of the cellulose acetate used to produce many of our frames is provided by a single supplier. Our contract manufacturers purchase many of these components on our behalf. For our business to be successful, our suppliers must be willing and able to provide us with inputs in substantial quantities, in compliance with regulatory requirements, at acceptable costs and on a timely basis. Our ability to obtain a sufficient selection or volume of inputs on a timely basis at competitive prices could suffer as a result of any deterioration or change in our supplier relationships or events that adversely affect our suppliers.
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
•    raise the prices they charge us;
•    change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our suppliers have with their various lending institutions; or
•    lengthen their lead times.

Events that adversely impact our suppliers could impair our ability to obtain adequate and timely supplies. Such events include, among others, difficulties or problems associated with our suppliers’ business, the financial instability and labor problems (including with respect to human rights or working conditions) of suppliers, inputs quality and safety issues, natural or man-made disasters, inclement weather conditions, geopolitical events, war, acts of terrorism and other political instability, economic conditions, shipment issues, the price and availability of their raw materials, and increased production costs. Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.
Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control. See "—Disruptions to our supply chain can have a material adverse effect on our business, financial condition, and operating results.” Moreover, negative press or reports about internationally sourced inputs may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international suppliers or internationally sourced inputs could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely on a limited number of suppliers to supply the majority of the inputs to our products and are thus exposed to concentration of supplier risk. Approximately 14%, 18%, and 18% of cost of goods sold were from our top five suppliers for the years ended December 31, 2025, 2024, and 2023, respectively. If we were to lose any significant supplier, we may be unable to establish additional or replacement sources for our products that meet our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. Further, as a few major vendors dominate the contact lenses market, the risks associated with finding alternative sources to the contact lenses we source from them may be exacerbated.
We rely on a limited number of contract manufacturers and logistics partners for our products. A loss of any of these partners could negatively affect our business.
We rely on a limited number of third-party suppliers and contract manufacturers for the components that go into the manufacturing of our products. In particular, around half of the cellulose acetate used to produce our frames is provided by a single supplier. We also assemble and fulfill glasses at our optical laboratories as well as at a limited number of third-party optical laboratories. Further, we rely on a limited number of other logistics partners to transport and deliver our products. Our reliance on a limited number of contract manufacturers and logistics partners for our products increases our risks of being unable to deliver our products in a timely and cost-effective manner. In the event of interruption from any of our contract manufacturers or our own fulfillment capabilities, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Our business could be adversely affected if one or more of our manufacturers is impacted by a natural disaster, an infectious disease outbreak or similar public health crisis, or other interruption at a particular location.
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
The convenient payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties, including Stripe, Inc., Affirm, Inc., and PayPal Holdings, Inc. for elements of our payment processing infrastructure to accept payments from customers and Coupa Software Incorporated, in connection with our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
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
Our success depends, to a large degree, on our ability to attract consumers to our website, mobile applications, and select application partners and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, digital application stores, content-based online advertising, and other online sources for traffic to our website, mobile applications, and select application partners.
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers and traffic to our website could decrease, any of which could have a material adverse effect on our business, financial condition, and results of operations. Further, our competitors bid on terms like “Warby Parker” as paid keywords, and consumers searching for us could instead be directed to a third-party’s website, which could lead to reduced traffic to our website, which may have a material adverse effect on our business, financial condition, and results of operations. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites.
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
As of December 31, 2025, we had net operating loss carryforward (“NOL”) of $299.9 million which represents the impact of current and historic operating losses available to reduce future income taxes. Federal NOLs of $68.9 million and state NOLs of $80.2 million will begin to expire at various points beginning in 2033, however, $150.8 million of federal NOLs are available for indefinite use. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, the use of state net operating loss carryforwards for applicable state income tax purposes may be suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced an ownership change and may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The Company has not performed a formal Code Section 382 study to determine if an annual limitation may apply as of December 31, 2025. If we undergo an ownership change, we may incur limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.
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
•changes in United States or foreign tax laws, tax treaties, and regulations or any interpretation of them;
•    changes in our assessment of realizing our deferred tax assets (which are based on estimates of our future results), our ability to implement any possible tax planning strategies, and the economic and political environments in which we do business;
•    the outcome of current and future tax audits, examinations, or administrative appeals; and
•    limitations or adverse findings regarding our ability to do business in any jurisdiction.

To the extent we expand our operations into new geographies, the effects of being subject to taxation in such jurisdictions may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
In addition, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the One Big Beautiful Bill Act, enacted on July 4, 2025 (“OBBBA”), significantly changed the U.S. tax landscape by implementing revisions to key business tax provisions. Although we do not expect the OBBBA to have an immediate materially adverse impact on us, the long-term effects of the OBBBA on the results of operations and cash flows remain uncertain and could be material. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. The issuance of regulatory and accounting guidance related to the aforementioned tax reform, expiration of key tax laws, or extensions of expiring laws, could materially impact our tax obligations and worldwide effective tax rate. We are currently unable to predict whether further changes will occur and, if so, the scope of such changes and the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations, and cash flows.
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
Risks Related to Our Existence as a Public Benefit Corporation
As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
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
•     changes in financial markets or macroeconomic conditions, including, for example, due to the effects of recession or slow economic growth in the United States and abroad, elevated inflation and interest rates, fuel prices, international currency fluctuations, corruption and political instability and geopolitical events;
•    changes in the financial projections we may provide to the public or our failure to meet these projections;
•    failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•    changes in costs of our inputs;
•    actual or anticipated changes in our growth rate relative to that of our competitors;
•    changes in the anticipated future size or growth rate of our addressable markets;
•    announcements of new products, or of acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments, by us or by our competitors;
•    additions or departures of board members, management, or key personnel;
•    rumors and market speculation involving us or other companies in our industry;
•    new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cybersecurity in the United States or globally;

•    lawsuits threatened or filed against us, including as may result from government inquiries or proceedings;
•    geopolitical events and security issues (including incidents of terrorism, armed hostilities, and political conflicts, including those involving China or responses to these events), international trade disputes or disruptions, and similar events;
•    disruptions from natural or human-caused disasters (including health epidemics) or extreme weather (including as a result of climate change); and
•    sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.

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
Future transfers by either of our Co-Founders and Co-CEOs of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the occurrence of certain events as set forth in our certificate of incorporation. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the Co-Founder and Co-CEO who retains their shares over the long term.
Pursuant to our certificate of incorporation, we are authorized to issue 150,000,000 shares of Class C common stock, none of which were outstanding as of December 31, 2025. Although we have no current plans to issue any shares of Class C common stock, in the future, we may issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, dividends and equity incentives to our employees, consultants and directors. Under our certificate of incorporation, our Board of Directors has the authority, without stockholder approval except as required by the listing standards of the NYSE, to issue additional shares of our capital stock. Because the Class C common stock carries no voting rights, is not convertible into any other capital stock and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, if we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A common stock and Class B common stock.
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
Our business and financial performance have in the past, and may in the future, differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the Risk Factors in this Annual Report on Form 10-K. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or RSUs or PSUs settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
We cannot guarantee that our share repurchase program will be fully implemented or that such program will enhance the long-term value of the share price of our Class A common stock.

In February 2026, our Board of Directors authorized a share repurchase program to purchase up to $100.0 million of our Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors.
The existence of the Share Repurchase Program could affect the price of our stock and could potentially reduce the market liquidity for our stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have needed to maintain additional accounting, financial reporting, and IT personnel with appropriate public company experience and technical accounting knowledge to comply with Section 404.
Testing by us or our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. For example, we previously identified material weaknesses related to information technology general controls and controls within our financial reporting processes. During the evaluation and testing process of our internal controls, if we identify future material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional future material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
•    reduced consumer spending power;
•    reduced demand for our products and services, delays in shipment of orders or increases in order cancellation;
•    increased risk of excess and obsolete inventory; and
•    delays in payment for our products and services.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include, but are not limited to the valuation of inventory, including the determination of the net realizable value, the useful lives and recoverability of long-lived assets, the determination of deferred income taxes, including related valuation allowances, and assumptions related to the valuation of stock-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations, which have increased and will likely continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or continue to incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition is more visible since becoming a public company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
Changing climate and weather patterns leading to severe weather and disasters may cause significant business interruptions and expenditures.
Severe weather conditions and other natural phenomena resulting from changing weather patterns and rising sea levels or other causes, including hurricanes, floods, fires, landslides, extreme temperatures, significant precipitation, and earthquakes, may result in temporary closure of, or damage to our stores or other facilities and unavailability of our workforce. Additionally, shifts in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions, which could cause more significant business interruptions that result in increased costs, increased liabilities, and decreased revenues. Such losses could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business, including for example, leading to increased costs (or unavailability) of property or other insurance policies. Additionally, governmental authorities have proposed, and may continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change, or to require substantial disclosures regarding the same. For more detail, see our risk factor titled “—Environmental, social, and governance (“ESG”) matters may adversely impact our business and reputation.” As we may take steps to voluntarily mitigate our impact on climate change, such as to improve the energy efficiency of our stores and other facilities, we may experience increases in energy-related costs, operating expenses, capital expenditures or insurance premiums and deductibles. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we, our suppliers, operate or conduct business.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework 2.0 (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
•Risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security protocols and controls, and (3) our response to cybersecurity incidents;

•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•Cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•A cybersecurity incident response plan that includes procedures for assessing and responding to cybersecurity incidents; and
•A third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors—Risks Related to Our Business and Industry—We rely heavily on our information technology systems, as well as those of our third-party vendors, business partners, and service providers, for our business to effectively operate and to safeguard confidential information. Any significant failure, inadequacy, interruption, or cybersecurity incident could adversely affect our business, financial condition, and operations.”
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to our Audit Committee oversight of cybersecurity risks, including the implementation of our cybersecurity risk management program.
Our Audit Committee receives reports from management on our cybersecurity risks on at least a quarterly basis, and more frequently as needed. In addition, management updates the Audit Committee where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.
Our Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives an annual briefing from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from the Chief Technology Officer (“CTO”) and the Vice President of Information Security.
Our management team, including our CTO and Vice President of Information Security, are responsible for assessing and managing our material risks from cybersecurity threats, and our Chief Financial Officer and General Counsel are responsible for associated materiality assessments. Our CTO and cybersecurity team have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Their experience includes decades spent managing the security programs of publicly traded corporations, formal cybersecurity education programs from accredited academic institutions, and numerous security certifications such as CISSP, CCSP, CySA+ and AWS Architect & Security Specializations.
Our management team takes steps to stay informed and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The Company maintains a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.
Item 2. Properties
Our corporate headquarters is located in New York, New York, where we lease approximately 53,000 square feet of space under a lease that expires in August 2036. We also maintain other offices in Nashville, Tennessee, principally for our customer experience employees, where we lease approximately 22,000 square feet of space under a lease that expires in August 2026, and approximately 11,000 square feet of space in an adjoining building under a lease that expires in February 2027. We operate optical laboratories in Sloatsburg, New York, where we lease approximately 52,000 square feet of space under a lease that expires in June 2026, and Las Vegas, Nevada, where we lease approximately 70,000 square feet of space under a lease that expires in August 2031.

As of December 31, 2025, we operated 318 retail stores across the United States and five retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2026 to 2036, and the average size of our retail stores is approximately 1,800 square feet as of December 31, 2025. The following table summarizes our domestic retail store locations by state, as of December 31, 2025:

State	Retail Store Count	State	Retail Store Count
Alabama	3	Mississippi	1
Arizona	6	Missouri	5
Arkansas	1	Nebraska	1
California	34	Nevada	2
Colorado	6	New Hampshire	2
Connecticut	8	New Jersey	17
District of Columbia	7	New Mexico	1
Florida	23	New York	29
Georgia	11	North Carolina	13
Idaho	1	Ohio	9
Illinois	13	Oklahoma	2
Indiana	2	Oregon	3
Iowa	1	Pennsylvania	12
Kansas	2	Rhode Island	2
Kentucky	2	South Carolina	3
Louisiana	2	Tennessee	4
Maine	1	Texas	23
Maryland	9	Utah	4
Massachusetts	16	Virginia	13
Michigan	8	Washington	6
Minnesota	7	Wisconsin	3
We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
See Note 11, “Commitments and Contingencies” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.
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
Holders
As of February 24, 2026, there were 2 holders of record of our Class A common stock and 13 holders of record of our Class B common stock.
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
The following graph depicts the total cumulative stockholder return on our Class A common stock from September 29, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2025, relative to the performance of the S&P 500 Index and the S&P Apparel, Accessories & Luxury Index. The graph assumes an initial investment of $100.00 at the close of trading on September 29, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Stockholder Return
WRBY
S&P 500 Index
S&P Apparel, Accessories & Luxury Goods Index
$200
$150
$100
$50
$0
9/29/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025

Item 6. Reserved

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 323 retail stores as of December 31, 2025.
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
We generate revenue through selling our wide array of eyewear, including glasses, sunglasses, and contact lenses. We also generate revenue from providing eye exams and vision tests, and selling eyewear accessories. We maintain data across the entire customer journey that allows us to develop deep insights, informing our innovation priorities and enabling us to create a highly personalized, brand-enhancing experience for our customers. We have built an integrated, omnichannel presence that we believe deepens our relationship with existing customers while broadening reach and accessibility. And while we have the ability to track where our customers transact, we’re channel agnostic to where the transaction takes place and find that many of our customers engage with us across both digital and physical channels; for example, many customers who check out online also visit a store throughout their customer journey, while others choose to browse online before visiting one of our stores.
Financial Highlights
For the years ended December 31, 2025, 2024, and 2023:
•we generated net revenue of $871.9 million, $771.3 million, and $669.8 million, respectively;

•we generated gross profit of $470.6 million, $426.8 million, and $365.2 million, respectively, representing a gross margin of 54.0%, 55.3%, and 54.5%, respectively;
•we generated net income of $1.6 million, and net loss of $20.4 million and $63.2 million, respectively; and
•we generated Adjusted EBITDA of $95.2 million, $73.1 million, and $52.4 million, respectively, representing an Adjusted EBITDA Margin of 10.9%, 9.5%, and 7.8%, respectively.
For definitions of Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP measures, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Recent Business Developments
In the second quarter of 2025, we announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. We are working closely with Google on the development of AI glasses and intend to launch a series of products over time. As part of this collaboration, Google has committed up to $75 million for our product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at our option and subject to reaching certain collaboration milestones. During the year ended December 31, 2025, the Company reduced selling, general, and administrative expenses by $3.3 million related to costs which are reimbursable by Google and are thus fully offset within the period.
Factors Affecting Our Financial Condition and Results of Operations
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below and in Part I, Item 1A. “Risk Factors” of this Annual Report.
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment. However, our performance and growth are still subject to broader macroeconomic factors. During 2025, we experienced pressure from a dynamic trade environment and fluctuating inflationary trends, which impacted both consumer discretionary spending and our internal cost structure. While elevated interest rates and government policy continue to influence consumer confidence, we remain focused on our core value proposition to mitigate these headwinds.
Our 2025 results were affected by cost volatility related to evolving international trade policies and tariffs. We have taken proactive steps to manage these costs, including further diversifying our supplier base outside of China, making strategic price adjustments on select products, and disciplined expense management. The complexity of the global trade landscape makes it difficult to predict the timing and extent of future policy changes.
We believe our business model, which emphasizes an outstanding value-driven experience, provides a durable foundation. Our ongoing efforts to expand our supply chain network, both through international frame manufacturing partnerships and our domestic optical laboratories, are a key strategy intended to insulate us from localized disruptions. While we continue to navigate these macroeconomic uncertainties, we remain committed to meeting growing customer demand while maintaining our exceptional quality and customer satisfaction standards.
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

	Year Ended December 31,
	2025	2024	2023
Active Customers (in thousands)	2,689	2,514	2,332
Store Count(1)	323	276	237
Adjusted EBITDA(2) (in thousands)	$95,211	$73,111	$52,352
Adjusted EBITDA Margin(2)	10.9%	9.5%	7.8%
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
We have thoughtfully expanded our retail store footprint over the past several years. During the years ended December 31, 2025, 2024, and 2023, we opened 47, 39, and 37 net new retail stores, respectively. As of December 31, 2025, 285 out of our 323 retail stores offered in-person eye exams, representing 88.2% of our fleet, compared to 85.5% and 81.9% as of December 31, 2024 and 2023, respectively.
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
By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net income (loss):

	Year Ended December 31,
	2025	2024	2023

	($ in thousands)
Net income (loss)	$1,641	$(20,390)	$(63,197)
Adjusted to exclude the following:
Interest and other income, net	(8,379)	(10,596)	(9,232)
Provision for income taxes	1,402	875	433
Depreciation and amortization expense	50,280	45,865	38,554
Asset impairment charges	557	816	3,230
Stock-based compensation expense(1)	36,097	48,409	71,065
Non-cash charitable donations(2)	2,821	2,196	3,191
Amortization of cloud-based software implementation costs	3,405	3,704	2,895
System implementation costs(3)	1,883	—	4,413
Inventory write-downs(4)	2,456	—	—
Other costs(5)	3,048	2,232	1,000
Adjusted EBITDA	$95,211	$73,111	$52,352
Adjusted EBITDA Margin	10.9%	9.5%	7.8%

__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the years ended December 31, 2025, 2024, and 2023, the amount includes $1.6 million, $1.1 million, and $0.6 million of employer payroll costs associated with releases of RSUs and option exercises, respectively.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock in each of May 2025, May 2024, and August 2023 to the Warby Parker Impact Foundation, and 56,938 shares of Class A common stock to charitable donor advised funds in June 2023.
(3)    Represents costs related to the implementation of major new enterprise software systems.
(4)    Represents one-time inventory write-downs primarily related to the decision in the second quarter of 2025 to sunset our Home-Try On program at the end of 2025.
(5)    Primarily represents restructuring costs incurred in the second quarter of 2025 and the fourth quarter of 2024 and charges for certain legal matters outside the ordinary course of business.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Year Ended December 31,
	2025	2024	2023

	($ in thousands)
Consolidated Statements of Operations Data:
Net revenue	$871,905	$771,315	$669,765
Cost of goods sold	401,326	344,481	304,541
Gross profit	470,579	426,834	365,224
Selling, general, and administrative expenses	475,915	456,946	437,220
Loss from operations	(5,336)	(30,112)	(71,996)
Interest and other income, net	8,379	10,597	9,232
Income (loss) before income taxes	3,043	(19,515)	(62,764)
Provision for income taxes	1,402	875	433
Net income (loss)	$1,641	$(20,390)	$(63,197)

	Year Ended December 31,
	2025	2024	2023

	% of Net Revenue
Consolidated Statements of Operations Data:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	46.0%	44.7%	45.5%
Gross profit	54.0%	55.3%	54.5%
Selling, general, and administrative expenses	54.6%	59.2%	65.3%
Loss from operations	(0.6)%	(3.9)%	(10.8)%
Interest and other income, net	1.0%	1.4%	1.4%
Income (loss) before income taxes	0.4%	(2.5)%	(9.4)%
Provision for income taxes	0.2%	0.1%	—%
Net income (loss)	0.2%	(2.6)%	(9.4)%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear, contact lenses, and eye care. We sell products and services through our stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. Revenue generated from eye care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. Revenue from products is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue for services is recognized when the service is rendered and is recorded net of discounts.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products.
Cost of goods sold includes the costs incurred to acquire materials, assemble and sell our finished products, purchase and fulfill contacts orders through our third-party distribution partner, and provide eye exams. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) employee-related costs associated with eye exams, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, the cost and management of inventory, shipping costs, laboratory utilization, and the scaling of our eye exam and contacts businesses. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs.
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
Provision for Income Taxes
Provision for income taxes consists of income taxes related to foreign and domestic federal and state jurisdictions in which we conduct business, adjusted for allowable credits, deductions, and valuation allowance against deferred tax assets. We expect our provision to fluctuate based on changes in our operations, our income before taxes, and tax laws or regulations.

Comparison of the Years Ended December 31, 2025 and 2024
Net Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Net revenue	$871,905	$771,315	$100,590	13.0%
Net revenue increased $100.6 million, or 13.0%, for the year ended December 31, 2025 compared to the same period in 2024. Driving this increase was our 47 new stores opened in 2025, a 7.0% increase in our Active Customers, and a 5.7% increase in Average Revenue per Customer to $324, from $307 in the prior year period. Average Revenue per Customer growth was primarily driven by our glasses business, which benefited from strong adoption of precision progressives and selective price increases during the second quarter, as well as by growth in our contacts and eye exam businesses which are often purchased together with glasses.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Cost of goods sold	$401,326	$344,481	$56,845	16.5%
Gross profit	470,579	426,834	43,745	10.2%
Gross margin	54.0%	55.3%		(1.3)%
Cost of goods sold increased by $56.8 million, or 16.5%, for the year ended December 31, 2025 compared to the same period in 2024, and increased as a percentage of revenue over the same period by 130 basis points, from 44.7% of revenue to 46.0% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to the growth in our contact lens offering and optical laboratory costs to support glasses growth, as well as increases in store occupancy costs and doctor headcount due to new retail stores.
Gross profit, calculated as net revenue less cost of goods sold, increased by $43.7 million, or 10.2%, for the year ended December 31, 2025 compared to the same period in 2024, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 130 basis points for the year ended December 31, 2025 compared to the same period in 2024. The decrease in gross margin was primarily driven by tariff costs related to glasses, sales growth of contact lenses, which are sold at a lower margin than our other eyewear, increased doctor headcount as the number of exam stores grew by 21%, and increased customer shipping costs as a percent of revenue, partially offset by selective price increases in glasses taken in the second quarter and increased penetration of progressives and other lens enhancements.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Selling, general, and administrative expenses	$475,915	$456,946	$18,969	4.2%
As a percentage of net revenue	54.6%	59.2%		(4.6)%
Selling, general, and administrative expenses increased $19.0 million, or 4.2%, for the year ended December 31, 2025 compared to the same period in 2024. This increase was primarily driven by higher payroll related costs from growth in our retail workforce and investments in marketing, partially offset by lower stock-based compensation, mostly related to the 2021 Founders Grant. As a percentage of revenue, SG&A decreased by 460 basis points, primarily driven by slower growth in corporate expenses, efficiencies in our customer experience operations, and reduced stock-based compensation.
Interest and Other Income, Net

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Interest and other income, net	$8,379	$10,597	$(2,218)	(20.9)%
As a percentage of net revenue	1.0%	1.4%		(0.4)%
Interest and other income, net decreased by $2.2 million, or 20.9%, for the year ended December 31, 2025 compared to the same period in 2024 primarily due to unfavorable fluctuations in foreign currency rates and lower interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change

	($ in thousands)
Provision for income taxes	$1,402	$875	$527	60.2%
As a percentage of net revenue	0.2%	0.1%		0.1%
Provision for income taxes increased $0.5 million, or 60.2%, for the year ended December 31, 2025 compared to the same period in 2024 primarily due to the change in pre-tax income (loss) in addition to the tax effects of stock-based compensation expense and depreciation expense.
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
Selling, general, and administrative expenses increased $19.7 million, or 4.5%, for the year ended December 31, 2024 compared to the same period in 2023. This increase was primarily driven by higher payroll-related costs, primarily from growth in our retail workforce, and investments in marketing, partially offset by a $23.2 million decrease in stock-based compensation, mostly related to the 2021 Founders Grant (as described in Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. We also have access to cash from our credit facility, which remains undrawn as of December 31, 2025. We had cash and cash equivalents of $286.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $685.6 million as of December 31, 2025.
We expect that operating losses could continue in the foreseeable future as we continue to invest in the expansion of our business. We believe our existing cash and cash equivalents, funds available under our existing credit facility, and cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
2024 Credit Facility
In February 2024, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”) entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (the “2024 Credit Facility”), which replaced a previous credit facility. The 2024 Credit Facility consists of a $120.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $10.0 million for swingline loans. The 2024 Credit Facility includes an option for the Company to increase the available amount by up to $55.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2024 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2024 Credit Facility at any time, in whole or in part, without penalty.
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
Other than letters of credit outstanding of $4.3 million as of both December 31, 2025 and 2024, used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2024 Credit Facility.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	($ in thousands)
Net cash provided by operating activities	$110,785	$98,744	$60,991
Net cash used in investing activities	(67,048)	(66,032)	(54,671)
Net cash (used in) provided by financing activities	(11,997)	4,959	2,871
Effect of exchange rates on cash	457	(404)	(882)
Net increase in cash and cash equivalents	$32,197	$37,267	$8,309
Cash Flows from Operating Activities
Net cash provided by operating activities was $110.8 million for the year ended December 31, 2025, consisting of a net income of $1.6 million, adjusted for $91.6 million of non-cash expenses and $17.6 million of net cash from changes in operating assets and liabilities. The non-cash charges included $34.5 million of stock-based compensation, $50.3 million of depreciation and amortization, $3.4 million of amortization of cloud-based implementation costs, $2.8 million of non-cash charitable contributions, and $0.6 million of non-cash impairment charges. The changes in operating assets and liabilities were primarily driven by increases in accounts payable and lease liabilities and a decrease in inventory, partially offset by an increase in prepaid expenses and other assets.
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
Cash Flows from Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $67.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
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
Cash Flows from Financing Activities
For the year ended December 31, 2025, net cash used in financing activities was $12.0 million, which was primarily related to cash paid for shares withheld for taxes for stock-based compensation, partially offset by proceeds shares issued in connection with our Employee Stock Purchase Plan (“ESPP”).
For the year ended December 31, 2024, net cash provided by financing activities was $5.0 million, which was primarily related to proceeds from stock option exercises, shares issued in connection with our ESPP, and other equity activity.
For the year ended December 31, 2023, net cash provided by financing activities was $2.9 million, which was primarily related to proceeds from shares issued in connection with our ESPP and stock option exercises.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	($ in thousands)
Operating leases	$279,312	$44,137	$105,561	$71,891	$57,723
Total	$279,312	$44,137	$105,561	$71,891	$57,723
For additional discussion on our lease obligations, see Note 8, “Leases” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Subsequent to December 31, 2025, we entered into ten operating lease agreements and extended the term of four existing operating lease agreement for retail space in the U.S. Total commitments under these agreements are approximately $14.3 million.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported revenue generated and expenses incurred during the reporting periods, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2025 consisted of $286.4 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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

Item 8. Financial Statements and Supplementary Data

Warby Parker Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warby Parker Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Excess and Obsolete Inventory
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, net inventory totaling $44.5 million as of December 31, 2025 is stated at the lower of its cost or net realizable value. The Company records adjustments when the cost of inventory is not expected to be fully recoverable.
Auditing management's estimates of the net realizable value of its inventory, specifically its adjustments for excess and obsolete inventory, involved a higher degree of auditor judgment as the estimate is dependent on expectations about current and expected market trends and economic conditions, forecasts of future demand, and estimated timing of product retirements.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating its excess and obsolete inventory.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Warby Parker Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Warby Parker Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warby Parker Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 26, 2026

Warby Parker Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$286,358	$254,161
Accounts receivable, net	3,285	1,948
Inventory	44,512	52,345
Prepaid expenses and other current assets	18,283	17,592
Total current assets	352,438	326,046

Property and equipment, net	187,448	170,464
Right-of-use lease assets	170,805	171,284
Other assets	10,228	8,696
Total assets	$720,919	$676,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,979	$23,519
Accrued expenses	49,225	51,609
Deferred revenue	33,869	32,358
Current lease liabilities	31,399	20,235
Other current liabilities	3,658	2,633
Total current liabilities	150,130	130,354

Non-current lease liabilities	201,749	205,120
Other liabilities	1,310	943
Total liabilities	353,189	336,417
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at December 31, 2025 and 2024, 106,318 and 102,889 shares issued and outstanding as of December 31, 2025 and 2024, respectively; Class B: 150,000 shares authorized at December 31, 2025 and 2024, 16,130 and 17,961 shares issued and outstanding as of December 31, 2025 and 2024, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,054,779	1,029,220
Accumulated deficit	(685,580)	(687,221)
Accumulated other comprehensive income	(1,481)	(1,938)
Total stockholders’ equity	367,730	340,073
Total liabilities and stockholders’ equity	$720,919	$676,490
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$871,905	$771,315	$669,765
Cost of goods sold	401,326	344,481	304,541
Gross profit	470,579	426,834	365,224

Selling, general, and administrative expenses	475,915	456,946	437,220
Loss from operations	(5,336)	(30,112)	(71,996)

Interest and other income, net	8,379	10,597	9,232

Income (loss) before income taxes	3,043	(19,515)	(62,764)
Provision for income taxes	1,402	875	433
Net income (loss)	$1,641	$(20,390)	$(63,197)

Earnings (loss) per share:
Basic	$0.01	$(0.17)	$(0.54)
Diluted	$0.01	$(0.17)	$(0.54)

Weighted average shares outstanding:
Basic	122,670	120,385	117,389
Diluted	125,100	120,385	117,389

Other comprehensive income (loss)
Foreign currency translation adjustment	$457	$(409)	$(882)
Total comprehensive income (loss)	$2,098	$(20,799)	$(64,079)
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	115,339	$12	$890,915	$(647)	$(603,634)	$286,646
Stock option exercises	809	—	5,903	—	—	5,903
Restricted stock unit releases	1,275	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	191	—	1,835	—	—	1,835
Stock-based compensation	—	—	68,291	—	—	68,291
Non-cash charitable contributions	235	—	3,191	—	—	3,191
Other comprehensive loss	—	—	—	(882)	—	(882)
Net loss	—	—	—	—	(63,197)	(63,197)
Balance as of December 31, 2023	117,849	$12	$970,135	$(1,529)	$(666,831)	$301,787
Stock option exercises	441	—	5,411	—	—	5,411
Restricted stock unit releases	1,980	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	195	—	1,925	—	—	1,925
Stock-based compensation	48	—	49,220	—	—	49,220
Non-cash charitable contributions	179	—	2,196	—	—	2,196
Other equity activity	19	—	333	—	—	333
Other comprehensive loss	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	(20,390)	(20,390)
Balance as of December 31, 2024	120,711	$12	$1,029,220	$(1,938)	$(687,221)	$340,073
Stock option exercises	47	—	369	—	—	369
Restricted stock unit releases	1,801	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(646)	—	(14,390)	—	—	(14,390)
Shares issued in connection with employee stock purchase plan	201	—	2,204	—	—	2,204
Stock-based compensation	27	—	34,525	—	—	34,525
Non-cash charitable contributions	179	—	2,821	—	—	2,821
Other equity activity	7	—	30	—	—	30
Other comprehensive income	—	—	—	457	—	457
Net income	—	—	—	—	1,641	1,641
Balance as of December 31, 2025	122,327	$12	$1,054,779	$(1,481)	$(685,580)	$367,730
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$1,641	$(20,390)	$(63,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,280	45,865	38,554
Stock-based compensation	34,536	47,294	70,509
Non-cash charitable contribution	2,821	2,196	3,191
Asset impairment charges	557	816	3,230
Amortization of cloud-based software implementation costs	3,405	3,704	2,895
Change in operating assets and liabilities:
Accounts receivable, net	(1,337)	(169)	(345)
Inventory	7,833	9,889	6,614
Prepaid expenses and other assets	(5,631)	(3,233)	(3,276)
Accounts payable	8,500	689	1,633
Accrued expenses	(2,691)	9,521	(8,898)
Deferred revenue	1,511	741	5,989
Lease assets and liabilities	8,272	1,920	4,459
Other liabilities	1,088	(99)	(367)
Net cash provided by operating activities	110,785	98,744	60,991
Cash flows from investing activities
Purchases of property and equipment	(67,048)	(64,032)	(53,671)
Investment in optical equipment company	—	(2,000)	(1,000)
Net cash used in investing activities	(67,048)	(66,032)	(54,671)
Cash flows from financing activities
Proceeds from stock option exercises	159	2,701	1,036
Shares withheld for taxes on stock-based compensation	(14,390)	—	—
Proceeds from shares issued in connection with ESPP	2,204	1,925	1,835
Other financing activity	30	333	—
Net cash (used in) provided by financing activities	(11,997)	4,959	2,871
Effect of exchange rates on cash	457	(404)	(882)
Net increase in cash and cash equivalents	32,197	37,267	8,309
Cash and cash equivalents
Beginning of year	254,161	216,894	208,585
End of year	$286,358	$254,161	$216,894
Supplemental disclosures
Cash paid for income taxes	$776	$1,035	$419
Cash paid for interest	325	246	227
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5,191	$4,420	$3,647
The accompanying notes are an integral part of these consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
1. Description of Business
Warby Parker Inc., a public benefit corporation founded in 2010 (together with its wholly owned subsidiaries, the “Company”), is a mission-driven, lifestyle brand that operates at the intersection of design, technology, healthcare and social enterprise. The Company provides holistic vision care by offering eyewear, contacts, and eye care directly to consumers through its integrated, omnichannel platform. For every pair of glasses or sunglasses sold, the Company helps distribute a pair of glasses to someone in need through its Buy a Pair, Give a Pair program. The Company is headquartered in New York, New York.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements are prepared and presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the financial statements of Warby Parker Inc., and its wholly owned subsidiaries. The Company consolidates certain variable interest entities that it is the primary beneficiary of. The inclusion of these entities does not have a material impact on the consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The principles of U.S. GAAP require management to make certain estimates and assumptions during the preparation of the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Management’s estimates are based on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable. Significant estimates underlying the consolidated financial statements include, but are not limited to, the valuation of inventory, including the determination of the net realizable value, the useful lives and recoverability of long-lived assets, income taxes and valuation allowances, and assumptions related to the valuation of common stock and determination of stock-based compensation.
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At December 31, 2025 and 2024, uninsured cash balances were approximately $284.9 million and $252.6 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
The Company’s top five inventory suppliers accounted for approximately 14%, 18%, and 18% of cost of goods sold for each of the years ended December 31, 2025, 2024, and 2023, respectively.
Interest Rate and Foreign Currency Risk
The Company’s cash and cash equivalents as of December 31, 2025 consisted of cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of the Company’s investment policy are liquidity and capital preservation. The Company does not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage its interest rate exposure.
The Company is exposed to changes in foreign currency rates as a result of its foreign operations and international suppliers from whom it purchases in Japanese yen and euros. Revenue and income generated by the Company’s operations in Canada as well as the Company’s cost of goods sold will fluctuate as a result of changes in foreign currency exchange rates. The impact of changes in foreign currency rates on

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
the Company’s financial results is not material to the consolidated financial statements. The Company does not enter into currency hedges.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from credit card issuers and payment processors, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the consolidated balance sheets. At December 31, 2025 and 2024, the balance of cash and cash equivalents for these items was $11.1 million and $15.5 million, respectively.
Accounts Receivable, Net
The Company primarily sells directly to U.S. and Canadian consumers where payment is processed upon order approval or product shipment. In some instances, customers can utilize vision insurance benefits to cover the cost of their purchase. For these orders, the Company submits claims directly to the vision insurance carrier and receives reimbursement directly from the carrier. Accounts receivable primarily represents amounts due from insurance carriers. Receivables from customers and insurance carriers are typically collected within 30 days of the transaction and are included in accounts receivable, net on the consolidated balance sheets. The accounts receivable are net of an allowance for credit losses, which is established based on management’s best estimate of probable credit losses after considering several relevant factors such as counterparty creditworthiness, historical collections, receivable terms, and the size of the individual receivables when determining the reserve. The Company’s allowance for credit losses was $1.5 million and $0.9 million at December 31, 2025 and 2024, respectively.
Inventory
Inventory consists of approximately $12.6 million and $12.9 million of finished goods, including ready-to-wear sun frames and eyeglass cases, as of December 31, 2025 and 2024, respectively, and approximately $31.9 million and $39.4 million of component parts, including optical frames and prescription optical lenses, as of December 31, 2025 and 2024, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In 2023 and 2024, the Company invested a total of $3.0 million in a private optical equipment company. In connection with this investment, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investment is recorded within other assets on the consolidated balance sheets and is measured at cost less impairment, if any. No impairment has been recorded for the years ended December 31, 2025 and 2024.
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
As of December 31, 2025, the Company had $20.3 million of gross capitalized cloud-based software implementation costs and $9.6 million of related accumulated amortization, for a net balance of $10.7 million, made up of $4.1 million recorded within prepaid expenses and other current assets and $6.6 million recorded within other assets on the consolidated balance sheet.
As of December 31, 2024, the Company had $13.6 million of gross capitalized cloud-based software implementation costs and $6.4 million of related accumulated amortization, for a net balance of $7.2 million, made up of $2.8 million recorded within prepaid expenses and other current assets and $4.4 million recorded within other assets on the consolidated balance sheet.
During the years ended December 31, 2025, 2024, and 2023, the Company incurred $3.4 million, $3.7 million, and $2.9 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, are $0.6 million, $0.8 million, and $3.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are primarily related to the write-off of assets in connection with retail stores and store closures, and the write-off of capitalized software and related cloud-based software implementation costs no longer being used.
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
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear, contacts, and eye care through its stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, eyewear accessories, lens replacements, and customer charges for optional expedited shipping. Revenue generated from eye care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2024 was recognized as revenue in the first quarter of 2025 and the Company expects substantially all of the deferred revenue at December 31, 2025 to be recognized as revenue in the first quarter of 2026.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $3.6 million and $2.6 million at December 31, 2025 and 2024, respectively, and is included in other current liabilities on the consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $3.5 million and $3.1 million as of December 31, 2025 and 2024, respectively.
The following table disaggregates the Company’s revenue by product:

	Year Ended December 31,
	2025	2024	2023
Eyewear	$719,061	$652,051	$583,204
Contacts	97,153	78,753	57,889
Eye care	55,691	40,511	28,672
Total Revenue	$871,905	$771,315	$669,765
The following table disaggregates the Company’s revenue by channel:

	Year Ended December 31,
	2025	2024	2023
E-commerce	$240,892	$233,565	$226,705
Retail	631,013	537,750	443,060
Total Revenue	$871,905	$771,315	$669,765
Shipping and Handling Fees and Costs
The Company pays for shipping and handling costs which are generally not charged to the customer, except in the case of customer requested expedited shipments. The Company may also expedite shipping on orders in order to meet customer lead time expectations. The costs associated with shipping goods to customers are recorded as cost of goods sold. Shipping and handling fees billed to customers related to expedited shipments are recorded as revenue. Shipping and handling fees included in revenue were $3.7 million, $3.8 million, and $4.0 million in the years ended December 31, 2025, 2024, and 2023, respectively, while shipping and handling costs included in cost of goods sold were $25.2 million, $20.4 million, and $22.0 million in the years ended December 31, 2025, 2024, and 2023, respectively.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell the Company’s finished products. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) compensation costs for doctors performing eye exams, which includes salaries, benefits, bonuses, and stock-based compensation.
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
Advertising costs are expensed as incurred, and were approximately $113.9 million, $95.8 million, and $76.1 million in the years ended December 31, 2025, 2024, and 2023 respectively.
Stock-Based Compensation
Stock-based compensation is recorded as a component of cost of goods sold or selling, general, and administrative expenses in the same manner as the compensation costs of the related employees. The Company recognizes compensation expense for stock-based awards based on the grant date fair value, on either (i) a straight-line basis for awards with only a service condition, or (ii) an accelerated attribution basis for awards with a performance condition, over the requisite service period of the awards, which is generally

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
the vesting term of the outstanding stock awards. Compensation expense for awards with a performance condition is recognized when it is determined that it is probable that the vesting conditions will be satisfied. The Company utilizes a narrow interpretation of award authorization and expense and stock-based compensation expense is recognized beginning on an award’s grant date.
The Company estimates the fair value of options and Employee Stock Purchase Plan (“ESPP”) purchase rights on the date of grant using the Black-Scholes option-pricing model, which utilizes inputs that may be subject to management estimate. These inputs include the expected term, the estimated volatility of the Company’s common stock price over the expected term, the fair value of the Company’s stock, the risk-free interest rate, and the expected dividend yield. Changes in these inputs can materially affect the estimate of fair value of stock-based awards. The Company accounts for forfeitures as they occur.
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
Stock-based compensation expense related to stock awards with market-based or performance-based vesting conditions are measured based on the fair value of the awards granted. The Company determines the grant date fair value using equity valuation models, such as the Monte Carlo simulation, using assumptions and judgments made by management and third-party valuation specialists. The Company recognizes stock-based compensation expense for market or performance-based awards using the accelerated attribution method over the derived service period.
Earnings Per Share
Basic and diluted earnings per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The Company’s Class A and Class B common stock have, in effect, the same economic rights and share equally in undistributed net income, and as such, net income is allocated proportionately between the them.
Basic earnings per share is computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding during a given period.
Diluted earnings per share is computed by dividing net income by the weighted-average number of fully diluted common shares outstanding. During periods when there is a net loss, potentially dilutive common stock equivalents are excluded as their effect is anti-dilutive. The Company uses the treasury stock method for its employee equity awards and ESPP purchase rights to determine if any incremental shares should be included in diluted earnings per share. If the effect of a conversion of an instrument is neutral to earnings per share, the Company considers the security to be dilutive. The Company excludes unvested employee awards when the vesting is contingent on a performance or market condition that is not met as of the evaluation date.
Recent Business Developments and Collaborative Arrangement
In the second quarter of 2025, we announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. We are working closely with Google on the development of AI glasses and intend to launch a series of products over time. As part of this collaboration, Google has committed up to $75 million for our product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at our option and subject to reaching certain collaboration milestones.
The Company determined that its arrangement with Google should be accounted for under ASC 808, Collaborative Arrangements, as both parties are active participants and are exposed to significant risks and rewards dependent on the commercial success of the collaboration. The Company concluded that Google is not a customer under ASC 606, Revenue from Contracts with Customers, and as such the Company classifies payments to and from Google based on the nature of the items and the underlying activities. Reimbursements received from Google for specific expenses are recognized as a reduction to the related

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
expense incurred. During the year ended December 31, 2025, the Company reduced selling, general, and administrative expenses by $3.3 million related to costs which are reimbursable by Google and are thus fully offset within the period.
Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes. The guidance requires public entities to annually disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and provide additional disclosures for income taxes paid by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance using a prospective approach and included the required disclosures in Note 5. Income Taxes. This standard update did not affect the Company’s operating results.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2025	2024
Leasehold improvements	$218,358	$189,890
Computers and equipment	63,480	46,186
Furniture and fixtures	42,575	36,037
Capitalized software	49,900	36,534
Construction in process	18,444	20,460
	392,757	329,107
Less: accumulated depreciation and amortization	(205,309)	(158,643)
Property and equipment, net	$187,448	$170,464
Depreciation and amortization expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$35,858	$30,488	$26,136
Selling, general, and administrative expenses	14,422	15,377	12,418
Total depreciation and amortization expense	$50,280	$45,865	$38,554
4. Accrued Expenses
Accrued expenses consists of the following:

	December 31,
	2025	2024
Product and fulfillment	12,651	15,273
Marketing	9,742	9,333
Payroll related	8,800	10,409
Legal	3,808	2,338
Professional services	3,672	2,193
Retail related	3,010	5,929
Charitable contribution	2,980	3,315
Other	4,562	2,819
Total accrued expenses	$49,225	$51,609

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
5. Income Taxes
Income (loss) before income taxes consists of the following:

	December 31,
	2025	2024	2023
United States	$2,876	$(19,960)	$(63,211)
Foreign	167	445	447
Income (loss) before income taxes	$3,043	$(19,515)	$(62,764)
The provision for income taxes consists of the following:

	December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	1,310	739	362
Foreign	92	136	71
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total provision for income taxes	$1,402	$875	$433
The Company recorded a total provision for income taxes of $1.4 million, $0.9 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023 respectively.
A summary reconciliation of the effective tax rate by amount and percent is as follows:

	December 31, 2025
	$	%
U.S. federal statutory rate	$639	21.0%
State income taxes, net of federal income tax effect(1)	1,635	53.8%
Foreign tax effects
Canada	36	1.2%
Nontaxable or non-deductible items
Non-deductible stock-based compensation	4,629	152.1%
Non-deductible meals, transportation, and entertainment	407	13.4%
Other	(5)	(0.2)%
Change in valuation allowance	(5,939)	(195.2)%
Effective tax rate	$1,402	46.1%
__________________
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Texas, New York, Pennsylvania, and Illinois for 2025.
The Company's effective tax rate of 46.1% for the year ended December 31, 2025 differed from the statutory rate primarily due to non-deductible stock based compensation offset by a change in valuation allowance.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
A summary reconciliation of the effective tax rate is as follows:

	December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Non-deductible stock-based compensation	(30.4)	(20.1)
Change in valuation allowance	4.5	2.3
Other	0.4	(3.9)
Effective tax rate	(4.5)%	(0.7)%
The Company’s effective tax rate of (4.5)% as of December 31, 2024 and (0.7)% as of December 31, 2023 differed from the statutory rate primarily due to non-deductible stock based compensation offset by a change in valuation allowance.
A summary of income taxes paid (net of refunds) for the year ended December 31, 2025 is as follows:

December 31, 2025
Federal	$—
State
California	227
Texas	155
Other	283
Total state	665
Foreign
Canada	111
Total foreign	111
Total cash paid during the period for income taxes	$776

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Deferred income taxes, included in other assets on the consolidated balance sheets, reflects the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Inventory	$5,141	$2,572
Charitable contribution carryforward	5,216	12,289
Stock-based compensation	1,574	2,573
Net operating loss carryforward	50,718	46,470
Lease liabilities	65,451	64,021
Other	4,172	6,818
Total deferred tax assets	132,272	134,743

Valuation allowance	(56,291)	(68,504)
Net deferred tax assets	75,981	66,239

Deferred tax liabilities:
Property and equipment, net	(30,833)	(20,533)
Right-of-use lease assets	(45,148)	(45,706)
Total deferred tax liabilities	(75,981)	(66,239)
Deferred tax assets, net	$—	$—
As of December 31, 2025, the Company had a net operating loss carryforward (“NOL”) of $299.9 million which represents the impact of current and historic operating losses available to reduce future income taxes. Federal NOLs of $68.9 million and state NOLs of $80.2 million will begin to expire at various points beginning in 2033, however, $150.8 million of federal NOLs are available for indefinite use.
As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $56.3 million and $68.5 million, respectively, against its net deferred tax assets because it cannot be reasonably assured that deductible temporary differences and NOLs can be realized through future taxable income due to the Company’s history of losses. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and assess the valuation allowance accordingly.
As of December 31, 2025 and 2024, there were no uncertain tax positions. As of December 31, 2025 and 2024, the Company was subject to federal, state, and provincial income taxes in the United States and Canada. As a result of the Company’s NOL carryforwards, substantially all of the tax years, beginning with December 31, 2011, remain open and subject to examination. It is the Company’s policy to record interest and penalties as a component of income tax expense. No interest or penalties were recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024, or 2023.
In 2025, the Company calculated the impact of the changes to bonus depreciation and research and development expenditures, as provided by OBBBA. In 2024 and 2023, the Company calculated the impact of the mandatory capitalization and amortization of research and development expenditures, as required by the Tax Act. For the periods ending December 31, 2025, 2024, and 2023, these changes did not have a material impact on the Company’s consolidated financial statements.

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
6. Stockholders’ Equity
Common Stock
As of December 31, 2025, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock.
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
Dividends
The holders of Class A, B, and C common stock shall be entitled to receive dividends in any fiscal year, when, as, and if declared by the Board of Directors, out of any assets at the time legally available therefore, with the holders of common stock and any then outstanding preferred stock sharing on a pari passu basis in such dividends. Through December 31, 2025, no dividends have been declared.
Liquidation
Upon the dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them, subject to the preferential rights of any then outstanding preferred stock.
Conversion of Class B Common Stock
A total of 2,000 and 2,009 shares of Class B common stock were converted to Class A common stock during the years ended December 31, 2025 and 2024, respectively.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Outstanding Shares
As of December 31, 2025, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	106,197	16,130	—
Employee stock options – outstanding	216	1,421	—
Restricted stock units – outstanding	2,042	934	—
Performance stock units – outstanding	236	4,398	—
Employee stock plans – available	35,783	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, options, RSUs, and PSUs	22,883	—	—
Total common stock – outstanding or issuable	167,357	22,883	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	582,643	127,117	150,000
Preferred Stock
As of December 31, 2025, 50,000 preferred shares were authorized and no shares were outstanding.
Stock Donations
In each of May 2025, May 2024, and August 2023, the Company issued 179 shares of Class A common stock to the Warby Parker Impact Foundation (“WPIF”), a 501(c)(3) nonprofit organization. The Company recognized $2.8 million, $2.2 million, and $3.2 million of charitable expense related to stock donations during the years ended December 31, 2025, 2024, and 2023, respectively, representing the fair value of the shares on the date they were issued, which is recorded as a component of selling, general, and administrative expenses. Three of the Company’s directors serve on the Board of Directors of WPIF.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the Board of Directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”, and together with the 2021 Plan, the “Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the Company’s outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the Board of Directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares.
In January 2025, the shares authorized for issuance under the 2021 Plan automatically increased by 6,036 shares, and 29,659 shares remained available for future issuance pursuant to new awards as of December 31, 2025.
The Company issues previously unissued shares upon the exercise of stock options or settlement of RSUs or PSUs.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Employee Stock Purchase Plan
In August 2021, the Board of Directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The shares authorized under the ESPP will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 1% of the Company’s outstanding common stock (on an as converted basis) as of the last day of the immediately preceding fiscal year and (ii) a smaller amount as agreed by the Board of Directors; provided, however, no more than 16,615 shares of common stock may be issued under the ESPP.
In January 2025, the shares authorized for issuance under the ESPP automatically increased by 1,207 shares, and there were 6,124 shares available for future issuance pursuant to ESPP purchases as of December 31, 2025.
Stock-based Compensation Expense
Stock-based compensation expense consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$1,076	$1,002	$1,035
Selling, general, and administrative expenses	33,460	46,292	69,474
Total stock-based compensation expense	$34,536	$47,294	$70,509
Stock-based compensation expense for the year ended December 31, 2025 includes $25.5 million from the vesting of RSUs, $4.3 million related to the 2021 Founders Grant, as described below, and $2.8 million related to PSUs from the 2025 Founders Grants, as described below.
Stock-based compensation expense for the year ended December 31, 2024 includes $21.8 million related to the 2021 Founders Grant, $21.1 million from the vesting of RSUs, and $2.3 million from the vesting of stock options.
Stock-based compensation expense for the year ended December 31, 2023 includes $44.1 million related to the 2021 Founders Grant, $18.2 million from the vesting of RSUs, $3.3 million from the vesting of stock options, $2.7 million related to the ESPP, and $2.2 million from liability based awards resulting from accrued bonuses that were settled in equity in the first quarter of 2024.
Stock Options
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2024	1,697	$5.67	2.6	$31,459
Options granted	—	—
Options exercised	(54)	7.35
Options forfeited	(6)	3.94
Balance at December 31, 2025	1,637	$5.62	1.6	$26,477

Exercisable and vested as of December 31, 2025	1,637	$5.62	1.6	$26,477
All outstanding options are vested and fully expensed as of December 31, 2025. The Company has not granted stock options since 2021.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Additional information about stock options is as follows:

	Year Ended December 31,
	2025	2024	2023
Total fair value of options that vested during the year	$57	$1,322	$52
Aggregate intrinsic value of options exercised during the year	$822	$2,809	$4,926
Restricted Stock Units and Performance Stock Units
A summary of RSU activity for the year ended December 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	2,740	$19.81
Granted	1,575	23.09
Forfeited	(416)	17.33
Released	(1,801)	22.94
Vested and not yet released	(26)	31.61
Unvested as of December 31, 2025	2,072	$19.94
The total value of unrecognized stock compensation expense related to outstanding RSUs and PSUs granted under the Plans was $33.4 million and $6.8 million as of December 31, 2025, respectively, which is expected to be recognized over a weighted-average period of 1.3 years and 1.0 years, respectively. 236 PSUs were granted during the year ended December 31, 2025, and none were forfeited, released, or vested. As of December 31, 2025 there were 904 RSUs that were vested but not yet released, primarily related to the 2021 Founders Grant, as described below.
Additional information about RSUs is as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant date fair value of RSUs granted during the year	$23.09	$14.04	$13.26
Total fair value of RSUs that vested during the year	$41,141	$32,882	$19,664
Aggregate intrinsic value of RSUs released during the year	$40,731	$31,827	$14,939
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
2021 Founders Grant
In June 2021, the Company granted 4,398 PSUs and 1,885 RSUs to the Co-CEOs, in the aggregate, under the 2019 Plan (the “2021 Founders Grant”). The PSUs had a grant date fair value of $128.8 million, as determined by a Monte Carlo simulation, and vest in eight equal tranches upon the satisfaction of two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing in September 2021, and (ii) the price of the Company’s Class A common stock reaches stock price hurdles, ranging from $47.75 to $103.46, over a period of ten years, as defined by the terms of the award. If the PSUs vest, the Company will deliver one share of Class B common stock for each PSU on the settlement date, and unvested PSUs expire in June 2031. The RSUs had a grant date fair value of $66.9 million, and will vest in equal monthly installments over a period of five years. Vesting of the PSUs and RSUs are subject to the Co-CEOs continued employment with the Company through the applicable vesting dates. Shares underlying vested 2021 Founders Grant PSUs and RSUs will be issued to the Co-CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of December 31, 2025, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
Net lease expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$38,501	$34,915	$30,133
Variable lease expense(1)	1,296	767	1,831
Net lease expense	$39,797	$35,682	$31,964
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
The following table presents future lease payments:

Operating Leases(1)
2026	$44,137
2027	55,007
2028	50,554
2029	41,730
2030	30,161
Thereafter	57,723
Total undiscounted lease cash flows	279,312
Impact of discounting	46,164
Present value of lease payments	$233,148
(1)    The year 2026 includes $11.6 million of expected cash inflows from TIAs. Operating lease payments exclude $13.9 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

December 31, 2025
Weighted average remaining lease term (years)	6.0
Weighted average discount rate	5.7%

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$47,844	$44,459	$37,126
Lease assets obtained in exchange for new operating lease liabilities	$28,064	$75,888	$15,544
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Segment profit and loss for the holistic vision care segment consists of the following:

	Year Ended December 31,
	2025	2024	2023
Revenue	$871,905	$771,315	$669,765
Less:
Cost of goods sold	401,326	344,481	304,541
Marketing	110,237	95,498	78,420
Other selling, general, and administrative costs	365,678	361,448	358,800
Interest and other income, net	(8,379)	(10,597)	(9,232)
Income tax expense	1,402	875	433
Segment and consolidated net income (loss)	$1,641	$(20,390)	$(63,197)

10. Defined Contribution Retirement Plan
The Company maintains a defined contribution retirement plan covering substantially all employees based on plan defined age and service requirements. The Company provides discretionary employer-provided matching contributions based on a percentage of employee contributions. Costs are accrued and funded on a current basis. Total expense charged to the consolidated statements of operations and comprehensive income (loss) for the plan was $4.7 million, $4.3 million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
11. Commitments and Contingencies
2024 Credit Facility
In February 2024, the Company and its wholly owned subsidiary, Warby Parker Retail, Inc. (together, the “Borrowers”) entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (the “2024 Credit Facility”), which replaced a previous credit facility. The 2024 Credit Facility consists of a $120.0 million five-year revolving credit facility with sublimits of $15.0 million for letters of credit and $10.0 million for swingline loans. The 2024 Credit Facility includes an option for the Company to increase the available amount by up to $55.0 million, for a maximum borrowing capacity of $175.0 million, subject to the consent of the lenders funding the increase and certain other conditions. Proceeds of the borrowings under the 2024 Credit Facility are expected to be used for working capital and other general corporate purposes in the ordinary course of business. The Company is permitted to repay borrowings under the 2024 Credit Facility at any time, in whole or in part, without penalty.
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

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
Other than letters of credit outstanding of $4.3 million as of both December 31, 2025 and 2024 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit was filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation in April 2024, the Company reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters for a total of $1.95 million. The parties entered into a final settlement agreement on October 1, 2024, which the court preliminarily approved in June 2025, and a notice of settlement was sent to the class in July 2025. On February 25, 2026, the court granted final approval of the settlement. Payment will be made in March 2026. The Company has accrued for the full amount of the settlement.
In addition to the matters described above, as of December 31, 2025, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
12. Earnings Per Share
The computation of earnings per share is as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income (loss)	$1,641	$(20,390)	$(63,197)
Denominator
Weighted average shares, basic	122,670	120,385	117,389
Dilutive impact of:
Stock options	1,239	—	—
RSUs and PSUs	1,101	—	—
ESPP purchase rights	90	—	—
Weighted average shares, diluted	125,100	120,385	117,389
Earnings (loss) per share
Basic	$0.01	$(0.17)	$(0.54)
Diluted	$0.01	$(0.17)	$(0.54)
The following potentially dilutive shares were excluded from the computation of diluted earnings per share because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options	—	1,697	2,156
Unvested RSUs	681	2,740	3,050
Unvested PSUs	4,633	4,398	4,398
ESPP purchase rights	—	286	502
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
The loans had a balance of $2.2 million at both December 31, 2025 and 2024. No loans are outstanding with any of the Company’s named executive officers and no new promissory notes have been issued since 2021. The loans outstanding had a weighted average remaining term of 3.6 years at December 31, 2025.
During the year ended December 31, 2025, an immaterial amount of employee loans were repaid and the outstanding loan balance increased by an immaterial amount due to interest. During the year ended December 31, 2024, $0.3 million of employee loans were repaid and the outstanding loan balance increased by an immaterial amount due to interest.
14. Subsequent Events
Lease Obligations
Subsequent to December 31, 2025, the Company entered into ten operating lease agreements and extended the term of four existing operating lease agreement for retail space in the U.S., with terms

Warby Parker Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
ranging from 1 to 10 years years. Total commitments under these agreements are approximately $14.3 million, payable over the terms of the related agreements.
Equity Awards
In January and February 2026, the Board of Directors approved grants of 95 RSUs and 47 PSUs for Class A common stock to employees under the 2021 Plan. The RSUs will vest over four years and had a grant date fair value of $2.2 million. The PSUs will vest over three years and are based on a valuation of $1.2 million. Stock-based compensation expense for these awards will be recognized over the vesting period.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors.
Supreme Court Tariff Ruling
In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time the Company cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect the Company’s future results of operations and cash flows.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
(a)
None.
(b) Securities Trading Plans of Directors and Executive Officers
During the quarter ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Except as noted below, the information regarding our directors, executive officers, insider trading compliance policy and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
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
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Information on principal accountant fees and services is incorporated herein by reference from our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Twelfth Amended and Restated Certificate of Incorporation of Warby Parker Inc.	S-8	333-259704	4.2	9/22/2021
3.2	Amended and Restated Bylaws of Warby Parker Inc.	S-8	333-259704	4.3	9/22/2021
4.1	Specimen Class A common stock certificate of Warby Parker Inc.	S-1	333-259035	4.1	8/24/2021
4.2	Specimen Class B common stock certificate of Warby Parker Inc.	10-Q	001-40825	4.2	5/16/2022
4.3	Eighth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated August 12, 2020	S-1	333-259035	4.2	8/24/2021
4.4	Description of Securities	10-K	001-40825	4.3	3/18/2022
10.1†	Warby Parker Inc. 2010 Equity Incentive Plan and related form agreements	S-1	333-259035	10.2	8/24/2021
10.2†	Warby Parker Inc. Amended and Restated 2011 Stock Plan and related form agreements	S-1	333-259035	10.3	8/24/2021
10.3†	Warby Parker Inc. 2012 Milestone Stock Plan and related form agreements	S-1	333-259035	10.4	8/24/2021
10.4†	Warby Parker Inc. 2019 Founder Stock Plan and related form agreements	S-1	333-259035	10.5	8/24/2021
10.5†	Warby Parker Inc. 2021 Incentive Award Plan and related form agreements	10-K	001-40825	10.5	2/28/2024
10.6†	Form of Warby Parker Inc. 2021 Incentive Award Plan Performance Stock Unit Award Grant Notice and Agreement	10-K	001-40825	10.6	2/27/2025
10.7†	Warby Parker Inc. 2021 Employee Stock Purchase Plan	10-K	001-40825	10.6	2/28/2024
10.8†	Warby Parker Inc. Amended and Restated Non-Employee Director Compensation Program	10-K	001-40825	10.8	3/18/2022

10.09†	Form of Indemnification Agreement between Warby Parker Inc. and each of its directors and executive officers	S-1/A	333-259035	10.10	9/9/2021
10.10#	Credit Agreement, dated as of February 21, 2024, among Warby Parker Inc., Warby Parker Retail, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	001-40825	10.10#	2/28/2024
10.11†	Employment Offer Letter between the Registrant and Adrian Mitchell, dated January 31, 2026.					*
19.1	Warby Parker Inc. Insider Trading Compliance Policy	10-Q	001-40825	19.1	5/8/2025
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Warby Parker Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40825	97.1	2/28/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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
Date: February 26, 2026

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Adrian Mitchell
Adrian Mitchell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blumenthal	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 26, 2026
Neil Blumenthal

/s/ Dave Gilboa	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 26, 2026
Dave Gilboa

/s/ Adrian Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Adrian Mitchell

/s/ Ronald A. Williams	Lead Director	February 26, 2026
Ronald A. Williams

/s/ Andrew Hunt	Director	February 26, 2026
Andrew Hunt

/s/ Jeffrey Raider	Director	February 26, 2026
Jeffrey Raider

/s/ Teresa Briggs	Director	February 26, 2026
Teresa Briggs

/s/ Joel Cutler	Director	February 26, 2026
Joel Cutler

/s/ Youngme Moon	Director	February 26, 2026
Youngme Moon

/s/ Brad Singer	Director	February 26, 2026
Brad Singer