Form 10-Q
period 2026-03-31
Warby Parker Inc.
filed 2026-05-07
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2026, there were approximately 107,094,174 shares of the registrant's Class A common stock, and 15,621,062 shares of the registrant’s Class B common stock outstanding.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors. These risks and uncertainties include our ability to manage our future growth effectively; our expectations regarding cost of goods sold, gross margin, channel mix, customer mix, and selling, general, and administrative expenses; potential disruptions to our supply chain; changes to U.S. or other countries' trade policies and tariff and import/export regulations; our reliance on our information technology systems and enterprise resource planning systems for our business to effectively operate and safeguard confidential information; our ability to invest in and incorporate new technologies into our products and services; risks related to our use of artificial intelligence; our ability to engage our existing customers and obtain new customers; our ability to expand in-network access with insurance providers; planned new retail stores in 2026 and going forward; an overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, inflation, infectious diseases, government instability, and geopolitical unrest; our ability to compete successfully; our ability to manage our inventory balances and shrinkage; the growth of our brand awareness; our ability to recruit and retain optometrists, opticians, and other vision care professionals; the effects of seasonal trends on our results of operations; our ability to stay in compliance with extensive laws and regulations that apply to our business and operations; our ability to adequately maintain and protect our intellectual property and proprietary rights; our reliance on third parties for our products, operations and infrastructure; our duties related to being a public benefit corporation; the ability of our Co-Founders and Co-CEOs to exercise significant influence over all matters submitted to stockholders for approval; the volatility in the trading price of our Class A common stock; the effect of our multi-class structure on the trading price of our Class A common stock; our ability to collaborate with partners with successful results; our ability to recognize the anticipated benefits from partnerships, including with Google and Samsung; the increased expenses associated with being a public company; risks related to climate change and severe weather; and the other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 26, 2026, as well as those factors described in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$288,246	$286,358
Accounts receivable, net	1,761	3,285
Inventory	46,454	44,512
Prepaid expenses and other current assets	21,232	18,283
Total current assets	357,693	352,438

Property and equipment, net	191,324	187,448
Right-of-use lease assets	175,274	170,805
Other assets	12,118	10,228
Total assets	$736,409	$720,919

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$37,211	$31,979
Accrued expenses	60,342	49,225
Deferred revenue	20,909	33,869
Current lease liabilities	31,881	31,399
Other current liabilities	2,939	3,658
Total current liabilities	153,282	150,130

Non-current lease liabilities	205,752	201,749
Other liabilities	1,570	1,310
Total liabilities	360,604	353,189
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at March 31, 2026 and December 31, 2025, 106,994 and 106,318 issued and outstanding at March 31, 2026 and December 31, 2025, respectively; Class B: 150,000 shares authorized at March 31, 2026 and December 31, 2025, 15,721 and 16,130 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,060,002	1,054,779
Accumulated deficit	(682,403)	(685,580)
Accumulated other comprehensive loss	(1,806)	(1,481)
Total stockholders’ equity	375,805	367,730
Total liabilities and stockholders’ equity	$736,409	$720,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$242,447	$223,782
Cost of goods sold	111,406	97,802
Gross profit	131,041	125,980

Selling, general, and administrative expenses	129,374	123,509
Income from operations	1,667	2,471

Interest and other income, net	2,331	2,455

Income before income taxes	3,998	4,926
Provision for income taxes	821	1,454
Net income	$3,177	$3,472

Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average shares outstanding:
Basic	123,438	121,946
Diluted	125,554	124,627

Other comprehensive income
Foreign currency translation adjustment	$(325)	$9
Total comprehensive income	$2,852	$3,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	122,327	$12	$1,054,779	$(1,481)	$(685,580)	$367,730
Restricted stock unit releases	468	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(227)	—	(6,160)	—	—	(6,160)
Stock-based compensation	27	—	11,383	—	—	11,383
Other comprehensive loss	—	—	—	(325)	—	(325)
Net income	—	—	—	—	3,177	3,177
Balance as of March 31, 2026	122,595	$12	$1,060,002	$(1,806)	$(682,403)	$375,805

	Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	120,711	$12	$1,029,220	$(1,938)	$(687,221)	$340,073
Stock option exercises	22	—	256	—	—	256
Restricted stock unit releases	616	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(97)	—	(2,341)	—	—	(2,341)
Stock-based compensation	27	—	12,620	—	—	12,620
Other comprehensive income	—	—	—	9	—	9
Net income	—	—	—	—	3,472	3,472
Balance as of March 31, 2025	121,279	$12	$1,039,755	$(1,929)	$(683,749)	$354,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$3,177	$3,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,768	12,162
Stock-based compensation	11,391	12,333
Asset impairment charges	468	311
Amortization of cloud-based software implementation costs	1,022	737
Change in operating assets and liabilities:
Accounts receivable, net	1,524	475
Inventory	(1,945)	3,739
Prepaid expenses and other assets	(5,901)	1,934
Accounts payable	2,220	4,626
Accrued expenses	12,200	(560)
Deferred revenue	(12,960)	(9,845)
Lease assets and liabilities	16	(601)
Other liabilities	(469)	575
Net cash provided by operating activities	24,511	29,358
Cash flows from investing activities
Purchases of property and equipment	(16,138)	(16,152)
Net cash used in investing activities	(16,138)	(16,152)
Cash flows from financing activities
Proceeds from stock option exercises	—	39
Shares withheld for taxes on stock-based compensation	(6,160)	(2,341)
Net cash used in financing activities	(6,160)	(2,302)
Effect of exchange rates on cash	(325)	9
Net change in cash and cash equivalents	1,888	10,913
Cash and cash equivalents, beginning of period	286,358	254,161
Cash and cash equivalents, end of period	$288,246	$265,074
Supplemental disclosures
Cash paid for income taxes	$221	$37
Cash paid for interest	84	104
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$7,124	$4,911
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes. The December 31, 2025 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. Certain prior period amounts were reclassified to conform to the current period presentation. There have been no significant changes in accounting policies during the three months ended March 31, 2026 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the related notes.
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
Management’s estimates are based on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable. Significant estimates underlying the condensed consolidated financial statements include, but are not limited to, the valuation of inventory, including the determination of the net realizable value, the useful lives and recoverability of long-lived assets, income taxes and valuation allowances, and assumptions related to the determination of stock-based compensation.
Concentration of Credit Risk and Major Suppliers
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At March 31, 2026 and December 31, 2025, uninsured cash balances were approximately $286.6 million and $284.9 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers and payment processors, which are typically

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, the balance of cash and cash equivalents for these items was $10.7 million and $11.1 million, respectively.
Inventory
Inventory consists of approximately $15.8 million and $12.6 million of finished goods, including ready-to-wear sun frames and eyeglass cases as of March 31, 2026 and December 31, 2025, respectively, and approximately $30.7 million and $31.9 million of component parts, including optical frames and prescription optical lenses, as of March 31, 2026 and December 31, 2025, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In 2023 and 2024, the Company invested a total of $3.0 million in a private optical equipment company. In connection with this investment, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investment is recorded within other assets on the condensed consolidated balance sheets and is measured at cost less impairment, if any. No impairment has been recorded for the three months ended March 31, 2026 and 2025.
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
As of March 31, 2026, the Company had $23.3 million of gross capitalized cloud-based software implementation costs and $10.7 million of related accumulated amortization, for a net balance of $12.6 million, made up of $4.2 million recorded within prepaid expenses and other current assets and $8.4 million recorded within other assets on the condensed consolidated balance sheet.
As of December 31, 2025, the Company had $20.3 million of gross capitalized cloud-based software implementation costs and $9.6 million of related accumulated amortization, for a net balance of $10.7 million, made up of $4.1 million recorded within prepaid expenses and other current assets and $6.6 million recorded within other assets on the condensed consolidated balance sheet.
During the three months ended March 31, 2026 and 2025, the Company incurred $1.0 million and $0.7 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were $0.5 million for the three months ended March 31, 2026, primarily related to the write off of capitalized software costs no longer being used, and were $0.3 million for the three months ended March 31, 2025, primarily related to the write off of assets at retail stores and corporate offices.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2025 was recognized as revenue in the first quarter of 2026 and the Company expects substantially all of the deferred revenue at March 31, 2026 to be recognized as revenue in the second quarter of 2026.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.9 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $3.0 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended March 31,
	2026	2025
Eyewear	$201,440	$187,856
Contacts	24,183	22,989
Eye care	16,824	12,937
Total Revenue	$242,447	$223,782
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended March 31,
	2026	2025
E-commerce	$63,612	$66,331
Retail	178,835	157,451
Total Revenue	$242,447	$223,782
Recent Business Developments
AI Glasses
In the second quarter of 2025, the Company announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. The Company is working closely with Google on the development of AI glasses and intends to launch a series of products over time. As part of this collaborative arrangement, Google has committed up to $75 million for the Company’s product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at the Company’s option and subject to reaching certain collaboration milestones. During the three months ended March 31, 2026, the Company reduced selling, general, and administrative expenses by $2.0 million related to costs which are reimbursable by Google and are thus fully offset within the period. To date, the Company has incurred $5.3 million of reimbursable costs.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency launched a platform to allow for the submission of IEEPA tariff refund requests. The timing of claim acceptance and payment remains uncertain and the Company is in the process of estimating the potential financial impact of this ruling. The Company will continue to monitor the refund process and will recognize a refund when the right to receive any amounts becomes probable.
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
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$225,796	$218,358
Computers and equipment	68,874	63,480
Furniture and fixtures	45,131	42,575
Capitalized software	53,425	49,900
Construction in process	16,284	18,444
	409,510	392,757
Less: accumulated depreciation and amortization	(218,186)	(205,309)
Property and equipment, net	$191,324	$187,448
Depreciation and amortization expense consists of the following:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$9,857	$8,695
Selling, general, and administrative expenses	3,911	3,467
Total depreciation and amortization expense	$13,768	$12,162
4. Accrued Expenses
Accrued expenses consists of the following:

	March 31, 2026	December 31, 2025
Product and fulfillment	$19,240	$12,651
Marketing	12,783	9,742
Payroll related	9,445	8,800
Retail related	3,710	3,010
Professional services	3,299	3,672
Legal	2,883	3,808
Charitable contributions	2,205	2,980
Other	6,777	4,562
Total accrued expenses	$60,342	$49,225

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
The Company's income tax provision and effective tax rate were as follows:

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$821	$1,454
Effective tax rate	20.5%	29.5%
The Company’s estimated annual effective income tax rate for the three months ended March 31, 2026 and 2025 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, state taxes, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of March 31, 2026, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of March 31, 2026, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	106,874	15,721	—
Stock options outstanding	215	1,421	—
Restricted stock units (“RSUs”) outstanding	2,900	845	—
Performance stock units (“PSUs”) outstanding	546	4,398	—
Employee stock plans – available	41,576	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, stock options, RSUs, and PSUs	22,385	—	—
Total common stock – outstanding or issuable	174,496	22,385	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	575,504	127,615	150,000
Preferred Stock
As of March 31, 2026, 50,000 preferred shares were authorized and no shares were outstanding.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors. During the three months ended March 31, 2026, the Company did not purchase any shares under the Share Repurchase Program.
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
In January 2026, the shares authorized for issuance under the 2021 Plan automatically increased by 6,116 shares, and 34,229 shares remained available for future issuance pursuant to new awards as of March 31, 2026.
Employee Stock Purchase Plan
In August 2021, the Board of Directors adopted and the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The shares authorized under the ESPP will increase annually on the first day of each fiscal year beginning in 2022 and ending in 2031, by the lesser of (i) 1% of the shares of the Company’s outstanding common stock (on an as converted basis) on the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the Board of Directors; provided, however, no more than 16,615 shares of common stock may be issued under the ESPP.
In January 2026, the shares authorized for issuance under the ESPP automatically increased by 1,223 shares, and there were 7,348 shares available for future issuance pursuant to ESPP purchases as of March 31, 2026.
Stock-based Compensation Expense
Stock-based compensation expense consists of the following:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$288	$245
Selling, general, and administrative expenses	11,103	12,088
Total stock-based compensation expense	$11,391	$12,333
Stock-based compensation expense for the three months ended March 31, 2026 primarily consists of $9.0 million from RSUs and $1.3 million from PSUs. Stock-based compensation expense for the three months ended March 31, 2025 primarily consists of $10.0 million from RSUs and $1.4 million from PSUs.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2026 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	2,072	$19.94
Granted	1,265	26.93
Forfeited	(28)	17.44
Released	(468)	23.69
Vested and not yet released(1)	(26)	31.37
Unvested as of March 31, 2026	2,815	$22.38
(1)    There were a total of 930 and 904 RSUs that were vested but not yet released as of March 31, 2026 and December 31, 2025, respectively, primarily related to the 2021 Founders Grant, as described below.
The total value of unrecognized stock-based compensation expense related to outstanding RSUs granted under the Plans was $58.6 million as of March 31, 2026 which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based compensation for RSUs is recognized on a straight-line basis over the vesting period.
Performance Stock Units
A summary of PSU activity for the three months ended March 31, 2026 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	4,633	$29.86
Granted	310	44.73
Unvested as of March 31, 2026	4,943	$30.80
The total value of unrecognized stock-based compensation expense related to outstanding PSUs granted under the Plans was $19.4 million as of March 31, 2026 which is expected to be recognized over a weighted-average period of 1.3 years.
Relative Total Shareholder Return (“TSR”) PSU Grants
In March 2025, the Company granted 236 PSUs for Class A common stock, and in February and March 2026, the Company granted 310 PSUs for Class A common stock under the 2021 Plan. Vesting of the PSUs will occur after the end of the applicable performance period, which begins on January 1 of the award year and ends on the earlier of a change of control or December 31 of the third year of the award, in each case based on the Company’s TSR relative to the total shareholder returns of the companies in the Russell 2000 Growth Index as defined in the PSU agreement. The final settlement of the PSUs is subject to continued employment with the Company through the end of the performance period. The number of shares to be issued on vesting is based on the linear interpolation of the achievement factors set forth in the table below.

Relative TSR for the Performance Period	Achievement Factor
Below 25th percentile	—
25th percentile	0.5
50th percentile	1.0
75th percentile and above	2.0
The Company used a Monte Carlo simulation to calculate the grant date fair value of the PSUs granted in 2025 of $9.6 million and of the PSUs granted in 2026 of $13.9 million. The PSUs contain a single vesting tranche and expense will be recognized on a straight-line basis over the applicable performance period.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
2021 Founders Grant
In June 2021, the Company granted 4,398 PSUs to the Co-CEOs, in the aggregate, under the 2019 Plan (the “2021 Founders Grant”). The PSUs had a grant-date fair value of $128.8 million, as determined by a Monte Carlo simulation, and vest in eight equal tranches upon the satisfaction of two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing on September 29, 2021, and (ii) the price of the Company’s Class A common stock reaches stock price hurdles, ranging from $47.75 to $103.46, over a period of ten years, as defined by the terms of the award. If the PSUs vest, the Company will deliver one share of Class B common stock for each PSU on the settlement date, and unvested PSUs will expire in June 2031. Vesting of the PSUs are subject to the Co-CEOs’ continued employment with the Company through the applicable vesting dates. Shares underlying vested 2021 Founders Grant PSUs will be issued to the Co-CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes.
Stock Options
A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2025	1,637	$5.62	1.6	$26,477
Exercised	—	—		—
Forfeited	—	—
Balance at March 31, 2026	1,637	$5.62	1.4	$25,293

Exercisable and vested as of March 31, 2026	1,637	$5.62	1.4	$25,293
All outstanding options were vested and fully expensed as of March 31, 2025. The Company has not granted stock options since 2021.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of March 31, 2026, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
Net lease expense consists of the following:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$10,168	$9,357
Variable lease expense(1)	510	355
Net lease expense	$10,678	$9,712
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table presents future lease payments:

Operating Leases(1)
2026	$33,785
2027	53,398
2028	52,495
2029	44,184
2030	32,860
Thereafter	68,794
Total undiscounted lease payments	285,516
Impact of discounting	47,883
Present value of lease payments	$237,633
(1)    The years 2026 and 2027 include $9.9 million and $3.3 million, respectively, of expected cash inflows from tenant improvement allowances. Operating lease payments exclude $12.3 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

March 31, 2026
Weighted average remaining lease term (years)	6.1
Weighted average discount rate	5.7%

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$12,171	$11,447
Lease assets obtained in exchange for new operating lease liabilities	$12,203	$5,806
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Segment profit and loss for the holistic vision care segment consists of the following:

	Three Months Ended March 31,
	2026	2025
Revenue	$242,447	$223,782
Less:
Cost of goods sold	111,406	97,802
Marketing	28,043	27,873
Other selling, general, and administrative costs	101,331	95,636
Interest and other income, net	(2,331)	(2,455)
Provision for income taxes	821	1,454
Segment and consolidated net income	$3,177	$3,472
10. Commitments and Contingencies
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
Other than letters of credit outstanding of $4.3 million as of both March 31, 2026 and December 31, 2025 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
Litigation
During the normal course of business, the Company may become subject to legal proceedings, claims and litigation. Such matters are subject to many uncertainties and outcomes cannot be predicted with certainty. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
On March 13, 2023, a former employee, on behalf of herself and a proposed class of California hourly employees, filed a complaint against the Company, alleging violations of various California wage and hour laws, seeking wages, statutory penalties and attorneys’ fees. The matter (captioned Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.) is currently pending in the United States District Court for the Northern District of California. On June 16, 2023, another former employee filed a related representative action (captioned Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.) in the Santa Clara County Superior Court of California pursuant to California’s Private Attorneys General Act, asserting largely overlapping claims, seeking civil penalties on behalf of the state. Since that time, one additional follow on Private Attorneys General Act lawsuit was filed (captioned Jacobsen, et al. v. Warby Park Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation in April 2024, the Company reached an agreement in principle with the plaintiffs to consolidate and settle the foregoing matters for a total of $1.95 million. The parties entered into a final settlement agreement on October 1, 2024, which the court preliminarily approved in June 2025, and a notice of settlement was sent to the class in July 2025. On February 25, 2026, the court granted final approval of the settlement and payment was made in March 2026.
In addition to the matters described above, as of March 31, 2026, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
11. Earnings Per Share
Basic and diluted net income per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The Company’s Class A and Class B common stock have, in effect, the same economic rights and share equally in undistributed net income, and as such, net income is allocated proportionately between them.
The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$3,177	$3,472
Denominator
Weighted average shares, basic	123,438	121,946
Dilutive impact of:
Stock options	1,266	1,278
RSUs	768	1,300
ESPP purchase rights	82	103
Weighted average shares, diluted	125,554	124,627
Earnings per share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
The following potentially dilutive shares were excluded from the computation of diluted earnings per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock units	1,016	982
Unvested performance stock units	4,943	4,633
ESPP purchase rights	—	61

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
The loans had a balance of $2.2 million at both March 31, 2026 and December 31, 2025 related to 120 underlying shares of Class A common stock. No loans are outstanding with any of the Company’s named executive officers, and no new promissory notes have been issued since 2021. The loans outstanding had a weighted average remaining term of 3.4 years at March 31, 2026.
During both the three months ended March 31, 2026 and 2025, the outstanding loan balance increased by an immaterial amount due to interest.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “Annual Report”). Data as of and for the three months ended March 31, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 337 retail stores as of March 31, 2026.
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
•We are a public benefit corporation focused on positively impacting all stakeholders, and hope to inspire other entrepreneurs and businesses to think along the same lines. Working closely with our nonprofit partners, we have distributed glasses to people in need in more than 80 countries globally and many parts of the United States. Over 25 million more people now have the glasses they need to learn, work, and achieve better economic outcomes through our Buy a Pair, Give a Pair program.
We generate revenue through selling our wide array of eyewear and contact lenses, as well as from providing eye exams and vision tests. We maintain data across the entire customer journey that allows us to develop deep insights, informing our innovation priorities and enabling us to create a highly personalized, brand-enhancing experience for our customers. We have built an integrated, omnichannel presence that we believe deepens our relationship with existing customers while broadening reach and accessibility. And while we have the ability to track where our customers transact, we’re channel agnostic to where the transaction takes place and find that many of our customers engage with us across both digital and physical channels; for example, many customers who check out online also visit a store throughout their customer journey, while others choose to browse online before visiting one of our stores.
Financial Highlights
For the three months ended March 31, 2026 and 2025:
•we generated net revenue of $242.4 million and $223.8 million, respectively;
•we generated gross profit of $131.0 million and $126.0 million, respectively, representing a gross margin of 54.0% and 56.3%, respectively;
•we generated net income of $3.2 million and $3.5 million, respectively; and
•we generated Adjusted EBITDA of $29.6 million and $29.2 million, respectively, representing an Adjusted EBITDA Margin of 12.2% and 13.1%, respectively.
For a definition of Adjusted EBITDA and Adjusted EBITDA Margin, a non-GAAP measure, and a reconciliation to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Recent Business Developments
AI Glasses
In the second quarter of 2025, we announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. We are working closely with Google on the development of AI glasses and intend to launch a series of products over time. As part of this collaborative arrangement, Google has committed up to $75 million for our product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at our option and subject to reaching certain collaboration milestones. During the three months ended March 31, 2026, the Company reduced selling, general, and administrative expenses by $2.0 million related to costs which are reimbursable by Google and are thus fully offset within the period. To date, we have incurred $5.3 million of reimbursable costs.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency launched a platform to allow for the submission of IEEPA tariff refund requests. The timing of claim acceptance and payment remains uncertain and we are in the process of estimating the potential financial impact of this ruling. We will continue to monitor the refund process and will recognize a refund when the right to receive any amounts becomes probable.
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
Overall economic environment
The nature of our business, which involves the sale of products and services that are a medical necessity for many consumers, provides some insulation from swings in consumer sentiment. However, our performance and growth are still subject to broader macroeconomic factors. Pressures in the U.S. and the global economy such as changes in tariff regimes, inflation, energy prices, and recession fears may influence consumer sentiment and spending behavior.
Throughout 2025 and into 2026, we experienced pressure from a dynamic trade environment. We source frame components from suppliers in China, Italy, Vietnam and Japan, and our cost structure has been directly affected by tariffs on imports from these countries. While the U.S. Supreme Court has struck down tariffs previously imposed under the IEEPA, the U.S. presidential administration subsequently invoked new tariffs under other authorities, resulting in a rapidly changing policy environment. We continue to strategically diversify our supplier base outside of China through international frame manufacturing partnerships and our domestic optical laboratories, however the complexity of the current trade environment makes it difficult to predict the net effect on our future financial results.
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

	Three Months Ended March 31,
	2026	2025
Active Customers (in thousands)	2,689	2,567
Store Count(1)	337	287
Adjusted EBITDA(2) (in thousands)	$29,567	$29,207
Adjusted EBITDA Margin(2)	12.2%	13.1%
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
We have expanded our retail store footprint over the past several years. During the three months ended March 31, 2026 and 2025, we opened 14 and 11 net new retail stores, respectively. As of March 31, 2026, 299 out of our 337 retail stores offered in-person eye exams, representing 88.7% of our fleet, compared to 86.1% as of March 31, 2025.
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

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net income:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income	$3,177	$3,472
Adjusted to exclude the following:
Interest and other income, net	(2,331)	(2,455)
Provision for income taxes	821	1,454
Depreciation and amortization expense	13,768	12,162
Asset impairment charges	468	311
Stock-based compensation expense(1)	11,995	13,001
Amortization of cloud-based software implementation costs	1,022	737
System implementation costs(2)	477	—
Other costs(3)	170	525
Adjusted EBITDA	$29,567	$29,207
Adjusted EBITDA Margin	12.2%	13.1%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended March 31, 2026 and 2025, the amount includes $0.6 million and $0.7 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
(2)    Represents costs related to the implementation of major new enterprise software systems.
(3)    Represents charges for certain legal matters outside the ordinary course of business.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net revenue	$242,447	$223,782
Cost of goods sold	111,406	97,802
Gross profit	131,041	125,980
Selling, general, and administrative expenses	129,374	123,509
Income from operations	1,667	2,471
Interest and other income, net	2,331	2,455
Income before income taxes	3,998	4,926
Provision for income taxes	821	1,454
Net income	$3,177	$3,472

	Three Months Ended March 31,
	2026	2025

	% of Net Revenue
Net revenue	100.0%	100.0%
Cost of goods sold	46.0%	43.7%
Gross profit	54.0%	56.3%
Selling, general, and administrative expenses	53.4%	55.2%
Income from operations	0.6%	1.1%
Interest and other income, net	1.0%	1.1%
Income before income taxes	1.6%	2.2%
Provision for income taxes	0.3%	0.6%
Net income	1.3%	1.6%
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
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products, purchase and fulfill contacts orders through our third-party distribution partner, and provide eye exams. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) employee-related costs associated with eye exams, which includes salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, the cost and management of inventory, tariffs, shipping costs, laboratory utilization, and the scaling of our eye exam and contacts businesses. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs.
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
Comparison of the Three Months Ended March 31, 2026 and 2025
Net Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Net revenue	$242,447	$223,782	$18,665	8.3%
Net revenue increased $18.7 million, or 8.3%, for the three months ended March 31, 2026 compared to the same period in 2025. Active Customers increased 4.8% and Average Revenue per Customer increased to $331 from $310 in the prior year period. Average Revenue per Customer growth was primarily driven by our eyewear business, which benefited from selective price increases implemented during the second quarter of 2025 and the recognition of sales placed in the last few days of 2025 that were delivered in 2026, as well as an increase in customers purchasing eye exams along with glasses or contacts.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of goods sold	$111,406	$97,802	$13,604	13.9%
Gross profit	131,041	125,980	5,061	4.0%
Gross margin	54.0%	56.3%		(2.3)%
Cost of goods sold increased by $13.6 million, or 13.9%, for the three months ended March 31, 2026 compared to the same period in 2025, and increased as a percentage of revenue over the same period, from 43.7% of revenue to 46.0% of revenue. The increase in cost of goods sold was primarily driven by increased product and fulfillment costs associated with our sales growth, particularly related to optical laboratory and lens costs, and increases in store occupancy costs and doctor headcount due to new retail stores.
Gross profit, calculated as net revenue less cost of goods sold, increased by $5.1 million, or 4.0%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, decreased by 230 basis points for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by deleverage in the fixed expenses portion of gross margin, which includes doctor headcount and occupancy, the impact of tariff costs related to glasses, and increased optical laboratory and customer shipping costs. These impacts were partially offset by selective price increases implemented during the second quarter of 2025, and increased penetration of higher margin progressive lenses and other lens enhancements.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$129,374	$123,509	$5,865	4.7%
As a percentage of net revenue	53.4%	55.2%		(1.8)%
Selling, general, and administrative expenses increased $5.9 million, or 4.7%, for the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and higher corporate expenses, mainly related to technology costs, partially offset by lower stock-based compensation, mostly related to the 2021 Founders Grant as award tranches became fully expensed. As a percentage of revenue, SG&A decreased by 180 basis points, primarily driven by leverage from marketing costs related to our now retired Home-Try-On program, stock-based compensation, and corporate expenses, partially offset by deleverage from our retail workforce.
Interest and Other Income, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,331	$2,455	$(124)	(5.1)%
As a percentage of net revenue	1.0%	1.1%		(0.1)%
Interest and other income, net decreased $0.1 million, or 5.1%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to lower interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$821	$1,454	$(633)	(43.5)%
As a percentage of net revenue	0.3%	0.6%		(0.3)%
Provision for income taxes decreased $0.6 million, or 43.5%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to the impact of the One Big Beautiful Bill Act on taxable income.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. We also have access to cash from our 2024 Credit Facility, as described below, which remains undrawn as of March 31, 2026. We had cash and cash equivalents of $288.2 million, which was primarily held for working capital purposes, and an accumulated deficit of $682.4 million as of March 31, 2026. As of December 31, 2025, we had cash and cash equivalents of $286.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $685.6 million.
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
Other than letters of credit outstanding of $4.3 million as of both March 31, 2026 and December 31, 2025 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2024 Credit Facility.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors. During the three months ended March 31, 2026, the Company did not purchase any shares under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$24,511	$29,358
Net cash used in investing activities	(16,138)	(16,152)
Net cash used in financing activities	(6,160)	(2,302)
Effect of exchange rates on cash	(325)	9
Net change in cash and cash equivalents	$1,888	$10,913
Cash Flows from Operating Activities
Net cash provided by operating activities was $24.5 million for the three months ended March 31, 2026, consisting of net income of $3.2 million adjusted for $26.6 million of non-cash expenses and $5.3 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $13.8 million of depreciation and amortization, $11.4 million of stock-based compensation, $1.0 million of amortization of cloud-based software implementation costs, and $0.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, partially offset by an increase in prepaid expenses and other assets and inventory.
Net cash provided by operating activities was $29.4 million for the three months ended March 31, 2025, consisting of net income of $3.5 million, adjusted for $25.5 million of non-cash expenses and $0.4 million of net cash generated as a result of changes in operating assets and liabilities. The non-cash charges included $12.3 million of stock-based compensation, $12.2 million of depreciation and amortization, $0.7 million of amortization of cloud-based software implementation costs, and $0.3 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, partially offset by increased accounts payable and decreased inventory and prepaid expenses and other assets.
Cash Flows from Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was $16.1 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
For the three months ended March 31, 2025, net cash used in investing activities was $16.2 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $6.2 million, which was primarily related to cash paid for shares withheld for taxes for stock-based compensation.
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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2026 consisted of $288.2 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2026, the Company’s Board of Directors approved the issuance of 27,028 shares of Class A common stock for no consideration to third-party charitable donor advised funds. The shares were issued in March 2026 in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c)
Except as described below, during the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
On March 17, 2026, Neil Blumenthal, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,500,000 shares of our Class A common stock. The trading arrangement will expire on December 31, 2026 or earlier if all transactions under the trading arrangement are completed.
On March 17, 2026, Dave Gilboa, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 1,945,492 shares of our Class A common stock. The trading arrangement will expire on December 31, 2026 or earlier if all transactions under the trading arrangement are completed.

On March 17, 2026, Teresa Briggs, a director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 5,000 shares of our Class A common stock. The trading arrangement will expire on June 20, 2026 or earlier if all transactions under the trading arrangement are completed.

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
Date: May 7, 2026

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Adrian Mitchell
Adrian Mitchell
Chief Financial Officer
(Principal Financial Officer)