Form 10-Q
period 2026-06-30
Warby Parker Inc.
filed 2026-08-06
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 4, 2026, there were approximately 108,239,371 shares of the registrant's Class A common stock, and 15,368,683 shares of the registrant’s Class B common stock outstanding.

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future results of operations and financial position, industry and business trends, general macroeconomic and market trends, business strategy, plans, market growth, product development and launches, and our objectives for future operations.
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$292,674	$286,358
Accounts receivable, net	2,080	3,285
Inventory	42,104	44,512
Prepaid expenses and other current assets	33,982	18,283
Total current assets	370,840	352,438

Property and equipment, net	201,808	187,448
Right-of-use lease assets	186,302	170,805
Other assets	13,365	10,228
Total assets	$772,315	$720,919

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,269	$31,979
Accrued expenses	61,296	49,225
Deferred revenue	22,574	33,869
Current lease liabilities	35,541	31,399
Other current liabilities	2,800	3,658
Total current liabilities	163,480	150,130

Non-current lease liabilities	215,438	201,749
Other liabilities	1,412	1,310
Total liabilities	380,330	353,189
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at June 30, 2026 and December 31, 2025, 107,726 and 106,318 issued and outstanding at June 30, 2026 and December 31, 2025, respectively; Class B: 150,000 shares authorized at June 30, 2026 and December 31, 2025, 15,700 and 16,130 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,071,564	1,054,779
Accumulated deficit	(677,759)	(685,580)
Accumulated other comprehensive loss	(1,832)	(1,481)
Total stockholders’ equity	391,985	367,730
Total liabilities and stockholders’ equity	$772,315	$720,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$235,511	$214,475	$477,958	$438,257
Cost of goods sold	99,054	100,866	210,460	198,668
Gross profit	136,457	113,609	267,498	239,589

Selling, general, and administrative expenses	133,290	118,134	262,664	241,643
Income (loss) from operations	3,167	(4,525)	4,834	(2,054)

Interest and other income, net	2,084	1,984	4,415	4,439

Income (loss) before income taxes	5,251	(2,541)	9,249	2,385
Provision for income taxes	607	(789)	1,428	665
Net income (loss)	$4,644	$(1,752)	$7,821	$1,720

Earnings (loss) per share:
Basic	$0.04	$(0.01)	$0.06	$0.01
Diluted	$0.04	$(0.01)	$0.06	$0.01

Weighted average shares outstanding:
Basic	123,935	122,565	123,688	122,257
Diluted	125,748	122,565	125,680	125,719

Other comprehensive income (loss)
Foreign currency translation adjustment	$(26)	$170	$(351)	$179
Total comprehensive income (loss)	$4,618	$(1,582)	$7,470	$1,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three and Six Months Ended June 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	122,327	$12	$1,054,779	$(1,481)	$(685,580)	$367,730
Restricted stock unit releases	468	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(227)	—	(6,160)	—	—	(6,160)
Stock-based compensation	27	—	11,383	—	—	11,383
Other comprehensive loss	—	—	—	(325)	—	(325)
Net income	—	—	—	—	3,177	3,177
Balance as of March 31, 2026	122,595	$12	$1,060,002	$(1,806)	$(682,403)	$375,805
Stock option exercises	202	—	773	—	—	773
Restricted stock unit releases	418	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(183)	—	(4,443)	—	—	(4,443)
Shares issued in connection with employee stock purchase plan	95	—	1,370	—	—	1,370
Stock-based compensation	—	—	9,912	—	—	9,912
Non-cash charitable contributions	179	—	3,950	—	—	3,950
Other comprehensive loss	—	—	—	(26)	—	(26)
Net income	—	—	—	—	4,644	4,644
Balance as of June 30, 2026	123,306	$12	$1,071,564	$(1,832)	$(677,759)	$391,985

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

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$7,821	$1,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,838	24,648
Stock-based compensation	21,295	21,229
Non-cash charitable donations	3,950	2,821
Asset impairment charges	631	486
Amortization of cloud-based software implementation costs	2,064	1,488
Change in operating assets and liabilities:
Accounts receivable, net	1,205	809
Inventory	2,409	9,077
Prepaid expenses and other assets	(20,940)	1,085
Accounts payable	6,710	1,846
Accrued expenses	10,864	10,752
Deferred revenue	(11,295)	(10,836)
Lease assets and liabilities	2,334	4,067
Other liabilities	(757)	365
Net cash provided by operating activities	54,129	69,557
Cash flows from investing activities
Purchases of property and equipment	(39,001)	(32,438)
Net cash used in investing activities	(39,001)	(32,438)
Cash flows from financing activities
Proceeds from stock option exercises	773	117
Shares withheld for taxes on stock-based compensation	(10,604)	(6,361)
Proceeds from shares issued in connection with employee stock purchase plan	1,370	1,169
Net cash used in financing activities	(8,461)	(5,075)
Effect of exchange rates on cash	(351)	179
Net change in cash and cash equivalents	6,316	32,223
Cash and cash equivalents, beginning of period	286,358	254,161
Cash and cash equivalents, end of period	$292,674	$286,384
Supplemental disclosures
Cash paid for income taxes	$1,793	$643
Cash paid for interest	162	176
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$8,978	$4,645
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes. The December 31, 2025 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. Certain prior period amounts were reclassified to conform to the current period presentation. There have been no significant changes in accounting policies during the six months ended June 30, 2026 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the related notes.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At June 30, 2026 and December 31, 2025, uninsured cash balances were approximately $291.0 million and $284.9 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers and payment processors, which are typically converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. At both June 30, 2026 and December 31, 2025, the balance of cash and cash equivalents for these items was $11.1 million.
Inventory
Inventory consists of approximately $12.3 million and $12.6 million of finished goods, including ready-to-wear sun frames and eyeglass cases as of June 30, 2026 and December 31, 2025, respectively, and approximately $29.8 million and $31.9 million of component parts, including optical frames and prescription optical lenses, as of June 30, 2026 and December 31, 2025, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
The Company continuously evaluates the composition of its inventory and makes adjustments when the cost of inventory is not expected to be fully recoverable. The estimated net realizable value of excess and obsolete inventory is determined based on an analysis of historical sales trends, the impact of market trends and economic conditions, a forecast of future demand, and the estimated timing of product retirements. Adjustments for damaged inventory are recorded primarily based on actual damaged inventory. Adjustments for inventory shrink represent the physical loss of inventory and are adjusted based upon physical inventory counts. Unforeseen adverse future economic and market conditions could result in actual results differing materially from estimates.
Investments
In 2023 and 2024, the Company invested a total of $3.0 million in a private optical equipment company. In connection with this investment, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investment is recorded within other assets on the condensed consolidated balance sheets and is measured at cost less impairment, if any. No impairment has been recorded for the six months ended June 30, 2026 and 2025.
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
As of June 30, 2026, the Company had $25.6 million of gross capitalized cloud-based software implementation costs and $11.7 million of related accumulated amortization, for a net balance of $13.9 million, made up of $4.2 million recorded within prepaid expenses and other current assets and $9.8 million recorded within other assets on the condensed consolidated balance sheet.
As of December 31, 2025, the Company had $20.3 million of gross capitalized cloud-based software implementation costs and $9.6 million of related accumulated amortization, for a net balance of $10.7 million, made up of $4.1 million recorded within prepaid expenses and other current assets and $6.6 million recorded within other assets on the condensed consolidated balance sheet.
During the three and six months ended June 30, 2026, the Company incurred $1.0 million and $2.1 million of amortization of capitalized cloud-based software implementation costs, respectively. During the three and six months ended June 30, 2025, the Company incurred $0.8 million and $1.5 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were $0.2 million and $0.6 million for the three and six months ended June 30, 2026, respectively, primarily related to the write off of capitalized software costs no longer being used, and were $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, primarily related to the write off of assets at retail stores and corporate offices and the write off of capitalized software costs no longer being used.
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
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2025 was recognized as revenue in the first quarter of 2026 and the Company expects substantially all of the deferred revenue at June 30, 2026 to be recognized as revenue in the third quarter of 2026.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.7 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.7 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Eyewear	$191,760	$176,857	$393,200	$364,713
Contacts	26,598	24,646	50,780	47,635
Eye care	17,153	12,972	33,978	25,909
Total Revenue	$235,511	$214,475	$477,958	$438,257
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
E-commerce	$58,725	$58,884	$122,337	$125,216
Retail	176,786	155,591	355,621	313,041
Total Revenue	$235,511	$214,475	$477,958	$438,257
Recent Developments
AI Glasses
In the second quarter of 2025, the Company announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. The Company is working closely with Google on the development of AI glasses and intends to launch a series of products over time. As part of this collaborative arrangement, Google has committed up to $75 million for the Company’s product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at the Company’s option and subject to reaching certain collaboration milestones. During the three and six months ended June 30, 2026, the Company reduced selling, general, and administrative expenses by $4.4 million and $6.4 million, respectively, related to costs which are reimbursable by Google and are thus fully offset within the period. To date, the Company has incurred $9.7 million of reimbursable costs.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency launched a platform to allow for the submission of IEEPA tariff refund requests. The Company is accounting for any claims as loss recoveries and recognizes receivables when receipt of the claims become probable. Recoveries are reflected as a reduction of cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold.
During the three and six months ended June 30, 2026, the Company determined that the receipt of refunds totaling $14.4 million of IEEPA tariffs were probable and recorded an $11.8 million benefit to cost of goods sold for inventory sold through June 30, 2026 and a $2.6 million reduction to inventory that will be recorded through cost of goods sold as inventory turns in the second half of 2026. The Company recorded interest income of $0.2 million related to IEEPA tariffs which is included in interest and other income. As of June 30, 2026, $3.4 million of cash had been collected, inclusive of interest, and $11.2 million remained as a receivable within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. Subsequent to June 30, 2026, the Company collected all of the remaining tariff receivable.
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
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$237,806	$218,358
Computers and equipment	71,599	63,480
Furniture and fixtures	47,495	42,575
Capitalized software	55,299	49,900
Construction in process	21,724	18,444
	433,923	392,757
Less: accumulated depreciation and amortization	(232,115)	(205,309)
Property and equipment, net	$201,808	$187,448
Depreciation and amortization expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$10,223	$8,719	$20,080	$17,414
Selling, general, and administrative expenses	3,847	3,767	7,758	7,234
Total depreciation and amortization expense	$14,070	$12,486	$27,838	$24,648
4. Accrued Expenses
Accrued expenses consists of the following:

	June 30, 2026	December 31, 2025
Product and fulfillment	$20,345	$12,651
Marketing	13,295	9,742
Payroll related	9,807	8,800
Retail related	5,277	3,010
Professional services	3,223	3,672
Legal	2,074	3,808
Charitable contributions	1,683	2,980
Other	5,592	4,562
Total accrued expenses	$61,296	$49,225

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
The Company's income tax provision and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$607	$(789)	$1,428	$665
Effective tax rate	11.6%	31.1%	15.4%	27.9%
The Company’s estimated annual effective income tax rate for the three and six months ended June 30, 2026 and 2025 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, state taxes, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of June 30, 2026, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.
As of June 30, 2026, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	107,606	15,700	—
Stock options outstanding	214	1,222	—
Restricted stock units (“RSUs”) outstanding	2,668	755	—
Performance stock units (“PSUs”) outstanding	545	4,398	—
Employee stock plans – available	41,385	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, stock options, RSUs, and PSUs	22,075	—	—
Total common stock – outstanding or issuable	174,493	22,075	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	575,507	127,925	150,000
Preferred Stock
As of June 30, 2026, 50,000 preferred shares were authorized and no shares were outstanding.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors. During the three and six months ended June 30, 2026, the Company did not purchase any shares under the Share Repurchase Program.
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
In January 2026, the shares authorized for issuance under the 2021 Plan automatically increased by 6,116 shares, and 34,133 shares remained available for future issuance pursuant to new awards as of June 30, 2026.
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
In January 2026, the shares authorized for issuance under the ESPP automatically increased by 1,223 shares, and there were 7,252 shares available for future issuance pursuant to ESPP purchases as of June 30, 2026.
Stock-based Compensation Expense
Stock-based compensation expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$382	$286	$670	$531
Selling, general, and administrative expenses	9,522	8,610	20,625	20,698
Total stock-based compensation expense	$9,904	$8,896	$21,295	$21,229
Stock-based compensation expense for the three and six months ended June 30, 2026 primarily consists of $7.4 million and $16.4 million from RSUs and $2.1 million and $3.3 million from PSUs, respectively. Stock-based compensation expense for the three and six months ended June 30, 2025 primarily consists of $7.6 million and $17.7 million from RSUs and $0.9 million and $2.3 million from PSUs, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2026 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	2,072	$19.94
Granted	1,430	26.43
Forfeited	(97)	20.23
Released	(886)	23.31
Vested and not yet released(1)	(51)	31.30
Unvested as of June 30, 2026	2,468	$22.25
(1)    There were a total of 955 and 904 RSUs that were vested but not yet released as of June 30, 2026 and December 31, 2025, respectively, primarily related to the 2021 Founders Grant, as described below.
The total value of unrecognized stock-based compensation expense related to outstanding RSUs granted under the Plans was $53.3 million as of June 30, 2026 which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based compensation for RSUs is recognized on a straight-line basis over the vesting period.
Performance Stock Units
A summary of PSU activity for the six months ended June 30, 2026 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	4,633	$29.86
Granted	310	44.73
Unvested as of June 30, 2026	4,943	$30.80
The total value of unrecognized stock-based compensation expense related to outstanding PSUs granted under the Plans was $17.3 million as of June 30, 2026 which is expected to be recognized over a weighted-average period of 1.1 years.
Relative Total Shareholder Return (“TSR”) PSU Grants
In March 2025, the Company granted 236 PSUs for Class A common stock, and in February and March 2026, the Company granted 310 PSUs for Class A common stock under the 2021 Plan. Vesting of the PSUs will occur after the end of the applicable performance period, which begins on January 1 of the award year and ends on the earlier of a change of control or December 31 of the third year of the award, in each case based on the Company’s TSR relative to the TSRs of the companies in the Russell 2000 Growth Index. The final settlement of the PSUs is subject to continued employment with the Company through the end of the performance period. The number of shares to be issued on vesting is based on the linear interpolation of the achievement factors set forth in the table below.

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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
2021 Founders Grant
In June 2021, the Company granted 4,398 PSUs to the Co-CEOs, in the aggregate, under the 2019 Founder Stock Plan (the “2021 Founders Grant”). The PSUs had a grant-date fair value of $128.8 million, as determined by a Monte Carlo simulation, and vest in eight equal tranches upon the satisfaction of two performance conditions, (i) a qualified public offering, which was satisfied upon the Company’s direct listing on September 29, 2021, and (ii) the price of the Company’s Class A common stock reaches stock price hurdles, ranging from $47.75 to $103.46, over a period of ten years, as defined by the terms of the award. If the PSUs vest, the Company will deliver one share of Class B common stock for each PSU on the settlement date, and unvested PSUs will expire in June 2031. Vesting of the PSUs is subject to the Co-CEOs’ continued employment with the Company through the applicable vesting dates. Shares underlying vested 2021 Founders Grant PSUs will be issued to the Co-CEOs on a specified quarterly date following the second anniversary of the vesting date, except for an amount necessary to cover any taxes due in connection with the vesting, which will be withheld or sold to cover, or issued to offset, such taxes.
Stock Options
A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted average contractual term (years)	Aggregate intrinsic value
Balance at December 31, 2025	1,637	$5.62	1.6	$26,477
Exercised	(202)	3.83		4,464
Forfeited	—	—
Balance at June 30, 2026	1,436	$5.87	1.2	$35,128

Exercisable and vested as of June 30, 2026	1,436	$5.87	1.2	$35,128
All outstanding options were vested and fully expensed as of March 31, 2025. The Company has not granted stock options since 2021.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of June 30, 2026, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
Net lease expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$10,611	$9,443	$20,780	$18,799
Variable lease expense(1)	614	187	1,124	542
Net lease expense	$11,225	$9,630	$21,904	$19,341
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table presents future lease payments:

Operating Leases(1)
2026	$24,791
2027	54,507
2028	56,019
2029	47,812
2030	36,541
Thereafter	82,667
Total undiscounted lease payments	302,337
Impact of discounting	51,358
Present value of lease payments	$250,979
(1)    The years 2026 and 2027 include $5.5 million and $5.5 million, respectively, of expected cash inflows from tenant improvement allowances. Operating lease payments exclude $10.5 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

June 30, 2026
Weighted average remaining lease term (years)	6.1
Weighted average discount rate	5.8%

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$25,862	$22,590
Lease assets obtained in exchange for new operating lease liabilities	$31,659	$12,682
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Segment profit and loss for the holistic vision care segment consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$235,511	$214,475	$477,958	$438,257
Less:
Cost of goods sold	99,054	100,866	210,460	198,668
Marketing	28,745	26,040	56,788	53,913
Other selling, general, and administrative costs	104,545	92,094	205,876	187,730
Interest and other income, net	(2,084)	(1,984)	(4,415)	(4,439)
Provision for income taxes	607	(789)	1,428	665
Segment and consolidated net income (loss)	$4,644	$(1,752)	$7,821	$1,720
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
Under the 2024 Credit Facility, borrowings under the revolving credit facility bear interest on the principal amount outstanding, at the Company’s election, at (a) the greater of the prime rate (as defined in the credit agreement) or 2.5%, plus an applicable margin of 0.65% to 0.90% depending on the Company’s leverage ratio or (b) adjusted SOFR (as defined in the credit agreement), plus an applicable margin of 1.65% to 1.90% depending on the Company’s leverage ratio. The Company is charged an unused commitment fee of 0.20% to 0.25% depending on the Company's leverage ratio. Both interest on principal and commitment fees are recorded as a reduction to interest and other income, net on the condensed consolidated statements of operations.
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
Other than letters of credit outstanding of $4.3 million as of both June 30, 2026 and December 31, 2025 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
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
In 2023, three related lawsuits were filed against the Company in California alleging violations of various state wage and hour laws and seeking wages, statutory penalties, and attorneys' fees (Pham v. Warby Parker Inc., et al., Case No. 5:23-cv-01884-NC; N.D. Cal.; Chery v. Warby Parker Inc., et al., Case No. 23CV417693; Cal. Super. Ct.; Jacobsen, et al. v. Warby Parker Inc., et al., Case No. 23CV421588; Cal. Super. Ct.). Following a voluntary mediation with the plaintiffs, the court granted final approval of a settlement of the foregoing matters for a total of $1.95 million in February 2026, which was paid in March 2026. A final accounting hearing is scheduled for December 2, 2026, after which the cases are expected to be closed.
In addition to the matters described above, as of June 30, 2026, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
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
The computation of earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$4,644	$(1,752)	$7,821	$1,720
Denominator
Weighted average shares, basic	123,935	122,565	123,688	122,257
Dilutive impact of:
Stock options	1,235	—	1,255	1,224
RSUs	548	—	722	2,179
ESPP purchase rights	30	—	15	59
Weighted average shares, diluted	125,748	122,565	125,680	125,719
Earnings (loss) per share
Basic	$0.04	$(0.01)	$0.06	$0.01
Diluted	$0.04	$(0.01)	$0.06	$0.01
The following potentially dilutive shares were excluded from the computation of diluted earnings per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	1,654	—	—
Unvested restricted stock units	906	2,920	906	925
Unvested performance stock units	4,943	4,633	4,943	4,633
ESPP purchase rights	94	290	94	—

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
The loans had a balance of $2.2 million at both June 30, 2026 and December 31, 2025 related to 120 underlying shares of Class A common stock. No loans are outstanding with any of the Company’s executive officers, and no new promissory notes have been issued since 2021. The loans outstanding had a weighted average remaining term of 3.1 years at June 30, 2026.
During each of the three and six months ended June 30, 2026 and 2025, the outstanding loan balance increased by an immaterial amount due to interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “Annual Report”). Data as of and for the three and six months ended June 30, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 352 retail stores as of June 30, 2026.
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
Financial Highlights
For the three months ended June 30, 2026 and 2025:
•we generated net revenue of $235.5 million and $214.5 million, respectively;
•we generated gross profit of $136.5 million and $113.6 million, respectively, representing a gross margin of 57.9% and 53.0%, respectively;
•we generated net income of $4.6 million and net loss of $1.8 million, respectively; and
•we generated Adjusted EBITDA of $32.9 million and $25.0 million, respectively, representing an Adjusted EBITDA Margin of 14.0% and 11.7%, respectively.
For the six months ended June 30, 2026 and 2025:
•we generated net revenue of $478.0 million and $438.3 million, respectively;
•we generated gross profit of $267.5 million and $239.6 million, respectively, representing a gross margin of 56.0% and 54.7%, respectively;
•we generated net income of $7.8 million and $1.7 million, respectively; and
•we generated Adjusted EBITDA of $62.4 million and $54.2 million, respectively, representing an Adjusted EBITDA Margin of 13.1% and 12.4%, respectively.

For definitions of Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, and reconciliations to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Recent Business Developments
AI Glasses
In the second quarter of 2025, we announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. We are working closely with Google on the development of AI glasses and intend to launch a series of products over time. As part of this collaborative arrangement, Google has committed up to $75 million for our product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at our option and subject to reaching certain collaboration milestones. During the three and six months ended June 30, 2026, the Company reduced selling, general, and administrative expenses by $4.4 million and $6.4 million, respectively, related to costs which are reimbursable by Google and are thus fully offset within the period. To date, the Company has incurred $9.7 million of reimbursable costs.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency launched a platform to allow for the submission of IEEPA tariff refund requests. The Company is accounting for any claims as loss recoveries and recognizes receivables when receipt of the claims become probable. Recoveries are reflected as a reduction of cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold.
During the three and six months ended June 30, 2026, the Company determined that the receipt of refunds totaling $14.4 million of IEEPA tariffs were probable and recorded an $11.8 million benefit to cost of goods sold for inventory sold through June 30, 2026 and a $2.6 million reduction to inventory that will be recorded through cost of goods sold as inventory turns in the second half of 2026. The Company recorded interest income of $0.2 million related to IEEPA tariffs which is included in interest and other income. As of June 30, 2026, $3.4 million of cash had been collected, inclusive of interest, and $11.2 million remained as a receivable within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. Subsequent to June 30, 2026, the Company collected all of the remaining tariff receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Active Customers (in thousands)	2,709	2,602	2,709	2,602
Store Count(1)	352	298	352	298
Adjusted EBITDA(2) (in thousands)	$32,882	$25,014	$62,449	$54,221
Adjusted EBITDA Margin(2)	14.0%	11.7%	13.1%	12.4%
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
We have expanded our retail store footprint over the past several years. During the three months ended June 30, 2026 and 2025, we opened 15 and 11 net new retail stores, respectively. As of June 30, 2026, 315 out of our 352 retail stores offered in-person eye exams, representing 89.5% of our fleet, compared to 86.9% as of June 30, 2025.
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income (loss)	$4,644	$(1,752)	$7,821	$1,720
Adjusted to exclude the following:
Interest and other income, net	(2,084)	(1,984)	(4,415)	(4,439)
Provision for income taxes	607	(789)	1,428	665
Depreciation and amortization expense	14,070	12,486	27,838	24,648
Asset impairment charges	163	175	631	486
Stock-based compensation expense(1)	10,325	9,162	22,320	22,163
Non-cash charitable donations(2)	3,950	2,821	3,950	2,821
Amortization of cloud-based software implementation costs	1,042	752	2,064	1,489
System implementation costs(3)	—	346	477	346
Inventory write-downs(4)	—	2,456	—	2,456
Other costs(5)	165	1,341	335	1,866
Adjusted EBITDA	$32,882	$25,014	$62,449	$54,221
Adjusted EBITDA Margin	14.0%	11.7%	13.1%	12.4%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and the valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended June 30, 2026 and 2025, the amount includes $0.4 million and $0.3 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises. For the six months ended June 30, 2026 and 2025, the amount includes $1.0 million and $0.9 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
(2)    Represents charitable expense recorded in connection with the donation of 178,572 shares of Class A common stock in both April 2026 and May 2025 to the Warby Parker Impact Foundation.
(3)    Represents costs related to the implementation of major new enterprise software systems.
(4)    Represents one-time inventory write-downs primarily related to the decision in the second quarter of 2025 to sunset our Home Try-On program at the end of 2025.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net revenue	$235,511	$214,475	$477,958	$438,257
Cost of goods sold	99,054	100,866	210,460	198,668
Gross profit	136,457	113,609	267,498	239,589
Selling, general, and administrative expenses	133,290	118,134	262,664	241,643
Income (loss) from operations	3,167	(4,525)	4,834	(2,054)
Interest and other income, net	2,084	1,984	4,415	4,439
Income (loss) before income taxes	5,251	(2,541)	9,249	2,385
Provision for income taxes	607	(789)	1,428	665
Net income (loss)	$4,644	$(1,752)	$7,821	$1,720

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.1%	47.0%	44.0%	45.3%
Gross profit	57.9%	53.0%	56.0%	54.7%
Selling, general, and administrative expenses	56.6%	55.1%	55.0%	55.1%
Income (loss) from operations	1.3%	(2.1)%	1.0%	(0.4)%
Interest and other income, net	0.9%	0.9%	0.9%	1.0%
Income (loss) before income taxes	2.2%	(1.2)%	1.9%	0.6%
Provision for income taxes	0.2%	(0.4)%	0.3%	0.2%
Net income (loss)	2.0%	(0.8)%	1.6%	0.4%
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
Comparison of the Three Months Ended June 30, 2026 and 2025
Net Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Net revenue	$235,511	$214,475	$21,036	9.8%
Net revenue increased $21.0 million, or 9.8%, for the three months ended June 30, 2026 compared to the same period in 2025. Active Customers increased 4.1% and Average Revenue per Customer increased to $336 from $316 in the prior year period. Average Revenue per Customer growth was primarily driven by our eyewear business, which benefited from increased penetration of premium lenses and enhancements, like our precision progressives, as well as an increase in customers purchasing eye exams along with glasses or contacts.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of goods sold	$99,054	$100,866	$(1,812)	(1.8)%
Gross profit	136,457	113,609	22,848	20.1%
Gross margin	57.9%	53.0%		4.9%
Cost of goods sold decreased by $1.8 million, or 1.8%, for the three months ended June 30, 2026 compared to the same period in 2025, and decreased as a percentage of revenue over the same period, from 47.0% of revenue to 42.1% of revenue. The decrease in cost of goods sold was primarily related to the benefit from IEEPA tariff refunds, partially offset by increases in store occupancy costs and doctor headcount due to new retail stores.
Gross profit, calculated as net revenue less cost of goods sold, increased by $22.8 million, or 20.1%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to the increase in net revenue over the same period as well as a benefit from IEEPA tariff refunds.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 490 basis points for the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily related to a 500 basis point benefit from IEEPA tariff refunds as well as 110 basis points from the one-time inventory write-downs in Q2 2025 related to the sunset of our Home Try-On program. These benefits were partially offset by deleverage in the fixed portion of gross margin, which includes doctor headcount and occupancy.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$133,290	$118,134	$15,156	12.8%
As a percentage of net revenue	56.6%	55.1%		1.5%
Selling, general, and administrative expenses increased $15.2 million, or 12.8%, for the three months ended June 30, 2026 compared to the same period in 2025. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and higher corporate expenses, mainly related to technology costs. As a percentage of revenue, SG&A increased by 150 basis points, primarily driven by increased retail compensation and technology costs as a percent of revenue, partially offset by customer experience efficiencies.
Interest and Other Income, Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,084	$1,984	$100	5.0%
As a percentage of net revenue	0.9%	0.9%		—%
Interest and other income, net increased $0.1 million, or 5.0%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to favorable fluctuations in foreign currency rates, partially offset by lower interest rates on our increased cash and cash equivalents balance.

Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$607	$(789)	$1,396	176.9%
As a percentage of net revenue	0.2%	(0.4)%		0.6%
Provision for income taxes increased $1.4 million, or 176.9%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in income before income taxes in the current year.
Comparison of the Six Months Ended June 30, 2026 and 2025
Net Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Net revenue	$477,958	$438,257	$39,701	9.1%
Net revenue increased $39.7 million, or 9.1%, for the six months ended June 30, 2026 compared to the same period in 2025. Active Customers increased 4.1% and Average Revenue per Customer increased to $336 from $316 in the prior year period. Average Revenue per Customer growth was primarily driven by our eyewear business, which benefited from increased penetration of premium lenses and enhancements, like our precision progressives, as well as an increase in customers purchasing eye exams along with glasses or contacts.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of goods sold	$210,460	$198,668	$11,792	5.9%
Gross profit	267,498	239,589	27,909	11.6%
Gross margin	56.0%	54.7%		1.3%
Cost of goods sold increased by $11.8 million, or 5.9%, for the six months ended June 30, 2026 compared to the same period in 2025, and decreased as a percentage of revenue over the same period, from 45.3% of revenue to 44.0% of revenue. The increase in cost of goods sold was primarily driven by increases in store occupancy costs and doctor headcount due to new retail stores, as well as increased product and fulfillment costs associated with our sales growth, partially offset by the benefit from IEEPA tariff refunds.
Gross profit, calculated as net revenue less cost of goods sold, increased by $27.9 million, or 11.6%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the increase in net revenue over the same period as well as a benefit from IEEPA tariff refunds.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 130 basis points for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily related to a 250 basis point benefit from IEEPA tariff refunds. These benefits were partially offset by deleverage in the fixed portion of gross margin, which includes doctor headcount and occupancy.

Selling, General, and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$262,664	$241,643	$21,021	8.7%
As a percentage of net revenue	55.0%	55.1%		(0.1)%
Selling, general, and administrative expenses increased $21.0 million, or 8.7%, for the six months ended June 30, 2026 compared to the same period in 2025. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and higher corporate expenses, mainly related to technology costs. As a percentage of revenue, SG&A was flat, as customer experience efficiencies, marketing costs related to our now retired Home Try-On program, and stock-based compensation were partially offset by deleverage from our retail workforce.
Interest and Other Income, Net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Interest and other income, net	$4,415	$4,439	$(24)	(0.5)%
As a percentage of net revenue	0.9%	1.0%		(0.1)%
Interest and other income, net was flat for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to favorable fluctuations in foreign currency rates, offset by lower interest rates on our increased cash and cash equivalents balance.
Provision for Income Taxes

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$1,428	$665	$763	114.7%
As a percentage of net revenue	0.3%	0.2%		0.1%
Provision for income taxes increased $0.8 million, or 114.7%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in income before income taxes in the current year.
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

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. We also have access to cash from our 2024 Credit Facility, as described below, which remains undrawn as of June 30, 2026. We had cash and cash equivalents of $292.7 million, which was primarily held for working capital purposes, and an accumulated deficit of $677.8 million as of June 30, 2026. As of December 31, 2025, we had cash and cash equivalents of $286.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $685.6 million.
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
Under the 2024 Credit Facility, borrowings under the revolving credit facility bear interest on the principal amount outstanding, at the Company’s election, at (a) the greater of the prime rate (as defined in the credit agreement) or 2.5%, plus an applicable margin of 0.65% to 0.90% depending on the Company’s leverage ratio or (b) adjusted SOFR (as defined in the credit agreement), plus an applicable margin of 1.65% to 1.90% depending on the Company’s leverage ratio. The Company is charged an unused commitment fee of 0.20% to 0.25% depending on the Company's leverage ratio. Both interest on principal and commitment fees are recorded as a reduction to interest and other income, net on the condensed consolidated statements of operations.
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
Other than letters of credit outstanding of $4.3 million as of both June 30, 2026 and December 31, 2025 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2024 Credit Facility.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors. During the three and six months ended June 30, 2026, the Company did not purchase any shares under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$54,129	$69,557
Net cash used in investing activities	(39,001)	(32,438)
Net cash used in financing activities	(8,461)	(5,075)
Effect of exchange rates on cash	(351)	179
Net change in cash and cash equivalents	$6,316	$32,223
Cash Flows from Operating Activities
Net cash provided by operating activities was $54.1 million for the six months ended June 30, 2026, consisting of net income of $7.8 million adjusted for $55.8 million of non-cash expenses and $9.5 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $27.8 million of depreciation and amortization, $21.3 million of stock-based compensation, $4.0 million of non-cash charitable contributions, $2.1 million of amortization of cloud-based software implementation costs, and $0.6 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in prepaid expenses and other assets and a decrease in deferred revenue, partially offset by increases in accounts payable and accrued expenses.
Net cash provided by operating activities was $69.6 million for the six months ended June 30, 2025, consisting of net income of $1.7 million, adjusted for $50.7 million of non-cash expenses and $17.2 million of net cash generated as a result of changes in operating assets and liabilities. The non-cash charges included $24.6 million of depreciation and amortization, $21.2 million of stock-based compensation, $2.8 million of non-cash charitable contributions, $1.5 million of amortization of cloud-based software implementation costs, and $0.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in inventory and an increase in accrued expenses and leasehold liabilities, partially offset by a decrease in deferred revenue.
Cash Flows from Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $39.0 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
For the six months ended June 30, 2025, net cash used in investing activities was $32.4 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $8.5 million, which was primarily related to cash paid for shares withheld for taxes for stock-based compensation, partially offset by proceeds from shares issued in connection with our ESPP and option exercises.
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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2026 consisted of $292.7 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2026, the Company issued 178,572 shares of Class A common stock for no consideration to the Warby Parker Impact Foundation, a 501(c)(3) nonprofit organization. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c)
During the quarter ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
Date: August 6, 2026

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Adrian Mitchell
Adrian Mitchell
Chief Financial Officer
(Principal Financial Officer)