Form 10-Q
period 2026-09-30
Warby Parker Inc.
filed 2026-11-05
CIK 1504776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 3, 2026, there were approximately 108,799,501 shares of the registrant's Class A common stock, and 15,515,075 shares of the registrant’s Class B common stock outstanding.

Special Note Regarding Forward-Looking Statements
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

Part I. Financial Information
Item 1. Financial Statements
Warby Parker Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$287,914	$286,358
Accounts receivable, net	2,132	3,285
Inventory	46,286	44,512
Prepaid expenses and other current assets	29,802	18,283
Total current assets	366,134	352,438

Property and equipment, net	212,103	187,448
Right-of-use lease assets	200,184	170,805
Other assets	13,729	10,228
Total assets	$792,150	$720,919

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,725	$31,979
Accrued expenses	69,787	49,225
Deferred revenue	21,538	33,869
Current lease liabilities	39,477	31,399
Other current liabilities	2,699	3,658
Total current liabilities	162,226	150,130

Non-current lease liabilities	225,326	201,749
Other liabilities	1,249	1,310
Total liabilities	388,801	353,189
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; Class A: 750,000 shares authorized at September 30, 2026 and December 31, 2025, 108,393 and 106,318 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; Class B: 150,000 shares authorized at September 30, 2026 and December 31, 2025, 15,611 and 16,130 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively, convertible to Class A on a one-to-one basis	12	12
Additional paid-in capital	1,077,280	1,054,779
Accumulated deficit	(672,156)	(685,580)
Accumulated other comprehensive loss	(1,787)	(1,481)
Total stockholders’ equity	403,349	367,730
Total liabilities and stockholders’ equity	$792,150	$720,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$244,735	$221,680	$722,693	$659,937
Cost of goods sold	111,564	101,735	322,024	300,401
Gross profit	133,171	119,945	400,669	359,536

Selling, general, and administrative expenses	129,614	116,375	392,278	358,020
Income from operations	3,557	3,570	8,391	1,516

Interest and other income, net	2,609	2,179	7,024	6,618

Income before income taxes	6,166	5,749	15,415	8,134
Provision for income taxes	563	(125)	1,991	540
Net income	$5,603	$5,874	$13,424	$7,594

Earnings per share:
Basic	$0.04	$0.05	$0.11	$0.06
Diluted	$0.04	$0.05	$0.11	$0.06

Weighted average shares outstanding:
Basic	124,707	122,963	124,032	122,495
Diluted	126,149	125,408	125,869	124,893

Other comprehensive income
Foreign currency translation adjustment	$45	$100	$(306)	$279
Total comprehensive income	$5,648	$5,974	$13,118	$7,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three and Nine Months Ended September 30, 2026
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	122,327	$12	$1,054,779	$(1,481)	$(685,580)	$367,730
Restricted stock unit releases	468	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(227)	—	(6,160)	—	—	(6,160)
Stock-based compensation	27	—	11,383	—	—	11,383
Other comprehensive loss	—	—	—	(325)	—	(325)
Net income	—	—	—	—	3,177	3,177
Balance as of March 31, 2026	122,595	$12	$1,060,002	$(1,806)	$(682,403)	$375,805
Stock option exercises	202	—	773	—	—	773
Restricted stock unit releases	418	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(183)	—	(4,443)	—	—	(4,443)
Shares issued in connection with employee stock purchase plan	95	—	1,370	—	—	1,370
Stock-based compensation	—	—	9,912	—	—	9,912
Non-cash charitable donations	179	—	3,950	—	—	3,950
Other comprehensive loss	—	—	—	(26)	—	(26)
Net income	—	—	—	—	4,644	4,644
Balance as of June 30, 2026	123,306	$12	$1,071,564	$(1,832)	$(677,759)	$391,985
Stock option exercises	372	—	1,424	—	—	1,424
Restricted stock unit releases	382	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(176)	—	(4,255)	—	—	(4,255)
Stock-based compensation	—	—	8,547	—	—	8,547
Other comprehensive income	—	—	—	45	—	45
Net income	—	—	—	—	5,603	5,603
Balance as of September 30, 2026	123,884	$12	$1,077,280	$(1,787)	$(672,156)	$403,349

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(Amounts in thousands)

	Three and Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	120,711	$12	$1,029,220	$(1,938)	$(687,221)	$340,073
Stock option exercises	22	—	256	—	—	256
Restricted stock unit releases	616	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(97)	—	(2,341)	—	—	(2,341)
Stock-based compensation	27	—	12,620	—	—	12,620
Other comprehensive income	—	—	—	9	—	9
Net income	—	—	—	—	3,472	3,472
Balance as of March 31, 2025	121,279	$12	$1,039,755	$(1,929)	$(683,749)	$354,089
Stock option exercises	15	—	77	—	—	77
Restricted stock unit releases	435	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(187)	—	(4,020)	—	—	(4,020)
Shares issued in connection with employee stock purchase plan	110	—	1,169	—	—	1,169
Stock-based compensation	—	—	8,897	—	—	8,897
Non-cash charitable donations	179	—	2,821	—	—	2,821
Other comprehensive income	—	—	—	170	—	170
Net loss	—	—	—	—	(1,752)	(1,752)
Balance as of June 30, 2025	121,831	$12	$1,048,699	$(1,759)	$(685,501)	$361,451
Stock option exercises	8	—	32	—	—	32
Restricted stock unit releases	381	—	—	—	—	—
Shares withheld for taxes on stock-based compensation	(182)	—	(4,640)	—	—	(4,640)
Stock-based compensation	—	—	6,808	—	—	6,808
Other comprehensive income	—	—	—	100	—	100
Net income	—	—	—	—	5,874	5,874
Balance as of September 30, 2025	122,038	$12	$1,050,899	$(1,659)	$(679,627)	$369,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

Warby Parker Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$13,424	$7,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,272	37,179
Stock-based compensation	29,842	28,260
Non-cash charitable donations	3,950	2,821
Asset impairment charges	983	511
Amortization of cloud-based software implementation costs	3,048	2,391
Change in operating assets and liabilities:
Accounts receivable, net	1,153	805
Inventory	(1,773)	6,753
Prepaid expenses and other assets	(18,108)	(1,847)
Accounts payable	(4,931)	(11,103)
Accrued expenses	20,069	17,132
Deferred revenue	(12,331)	(10,361)
Lease assets and liabilities	2,276	6,947
Other liabilities	(1,022)	449
Net cash provided by operating activities	78,852	87,531
Cash flows from investing activities
Purchases of property and equipment	(65,699)	(51,928)
Net cash used in investing activities	(65,699)	(51,928)
Cash flows from financing activities
Proceeds from stock option exercises	2,197	149
Shares withheld for taxes on stock-based compensation	(14,858)	(11,001)
Proceeds from shares issued in connection with employee stock purchase plan	1,370	1,169
Net cash used in financing activities	(11,291)	(9,683)
Effect of exchange rates on cash	(306)	279
Net change in cash and cash equivalents	1,556	26,199
Cash and cash equivalents, beginning of period	286,358	254,161
Cash and cash equivalents, end of period	$287,914	$280,360
Supplemental disclosures
Cash paid for income taxes	$2,270	$708
Cash paid for interest	240	249
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$7,361	$2,292
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared and are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes. The December 31, 2025 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. Certain prior period amounts were reclassified to conform to the current period presentation. There have been no significant changes in accounting policies during the nine months ended September 30, 2026 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the related notes.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in various accounts, which, at times, may exceed the limits insured by the Federal Deposit Insurance Corporation of $250 thousand per institution and the Canada Deposit Insurance Corporation of $100 thousand Canadian dollars. At September 30, 2026 and December 31, 2025, uninsured cash balances were approximately $286.6 million and $284.9 million, respectively. The Company has not experienced any concentration losses related to its cash and cash equivalents to date. The Company seeks to minimize its credit risk by maintaining its cash and cash equivalents with high-quality financial institutions and monitoring the credit standing of such institutions.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be a cash equivalent. Cash and cash equivalents include deposits with banks and financial institutions, money market funds, and receivables from credit card issuers and payment processors, which are typically

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
converted into cash within two to four days of capture. As such, these receivables are recorded as a deposit in transit as a component of cash and cash equivalents on the condensed consolidated balance sheets. The balance of cash and cash equivalents for these items was $5.1 million and $11.1 million as of September 30, 2026 and December 31, 2025, respectively.
Inventory
Inventory consists of approximately $14.5 million and $12.6 million of finished goods, including ready-to-wear sun frames and eyeglass cases as of September 30, 2026 and December 31, 2025, respectively, and approximately $31.8 million and $31.9 million of component parts, including optical frames and prescription optical lenses, as of September 30, 2026 and December 31, 2025, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average cost basis.
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
Investments
In 2023 and 2024, the Company invested a total of $3.0 million in a private optical equipment company. In connection with this investment, the Company will automatically receive shares of the entity or cash based on a conversion price dependent upon an ultimate conversion event. The investment is recorded within other assets on the condensed consolidated balance sheets and is measured at cost less impairment, if any. No impairment has been recorded for the nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, the Company had $27.2 million of gross capitalized cloud-based software implementation costs and $12.7 million of related accumulated amortization, for a net balance of $14.5 million, made up of $4.2 million recorded within prepaid expenses and other current assets and $10.3 million recorded within other assets on the condensed consolidated balance sheet.
As of December 31, 2025, the Company had $20.3 million of gross capitalized cloud-based software implementation costs and $9.6 million of related accumulated amortization, for a net balance of $10.7 million, made up of $4.1 million recorded within prepaid expenses and other current assets and $6.6 million recorded within other assets on the condensed consolidated balance sheet.
During the three and nine months ended September 30, 2026, the Company incurred $1.0 million and $3.0 million of amortization of capitalized cloud-based software implementation costs, respectively. During the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $2.4 million of amortization of capitalized cloud-based software implementation costs, respectively.
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
Asset impairment charges, recorded as a component of selling, general, and administrative expenses, were $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, primarily related to the write-off of capitalized software costs no longer being used, and were immaterial and $0.5 million for the three and nine months ended September 30, 2025, respectively, primarily related to the write-off of assets at retail stores and corporate offices and the write-off of capitalized software costs no longer being used.
Revenue Recognition
The Company primarily derives revenue from the sales of eyewear, contacts, and eye care through its stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, eyewear accessories, lens replacements, paid protection plans, and customer charges for optional expedited shipping. Revenue generated from eye care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. All revenue is reported net of sales taxes collected from customers on behalf of taxing authorities and variable consideration, including returns and discounts.
Revenue is recognized when performance obligations are satisfied through either the transfer of control of promised goods or the rendering of services to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product, which is generally determined to be the point of delivery or upon rendering of the service in the case of eye exams. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. In the normal course of business, payment may be collected from the customer prior to recognizing revenue and such cash receipts are included in deferred revenue until the order is delivered to the customer. Substantially all of the deferred revenue included on the balance sheet at December 31, 2025 was recognized as revenue in the first quarter of 2026 and the Company expects substantially all of the deferred revenue at September 30, 2026 to be recognized as revenue in the fourth quarter of 2026.
The Company’s sales policy allows customers to return merchandise for any reason within 30 days of receipt, generally for an exchange or refund. An allowance is recorded for expected future customer returns which the Company estimates using historical return patterns and its expectation of future returns. Any difference between the actual return and previous estimates is adjusted in the period in which such returns occur. Historical return estimates have not materially differed from actual returns in any of the periods presented. The allowance for returns was $2.7 million and $3.6 million at September 30, 2026 and December 31, 2025, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.
The Company offers non-expiring gift cards to its customers. Proceeds from the sale of gift cards are initially deferred and recognized within deferred revenue on the condensed consolidated balance sheets, and are recognized as revenue when the product is received by the customer after the gift card has been tendered for payment. Based on historical experience, and to the extent there is no requirement to remit unclaimed card balances to government agencies under unclaimed property laws, an estimate of the gift card balances that will never be redeemed is recognized as revenue in proportion to gift cards which have been redeemed. While the Company will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. The balance of unredeemed gift cards was $2.6 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table disaggregates the Company’s revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Eyewear	$198,061	$181,690	$591,261	$546,403
Contacts	27,923	25,531	78,703	73,166
Eye care	18,751	14,459	52,729	40,368
Total Revenue	$244,735	$221,680	$722,693	$659,937
The following table disaggregates the Company’s revenue by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
E-commerce	$61,722	$58,888	$184,058	$184,104
Retail	183,013	162,792	538,635	475,833
Total Revenue	$244,735	$221,680	$722,693	$659,937
Recent Developments
Intelligent Eyewear
In the second quarter of 2025, the Company announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. The Company is working closely with Google on the development of intelligent eyewear and intends to launch a series of products over time. As part of this collaborative arrangement, Google has committed up to $75 million for the Company’s product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at the Company’s option and subject to reaching certain collaboration milestones. During the three and nine months ended September 30, 2026, the Company reduced selling, general, and administrative expenses by $12.7 million and $19.0 million, respectively, related to costs which are reimbursable by Google and are thus fully offset within the period. To date, the Company has incurred $22.3 million of reimbursable expenses, of which $9.8 million has been collected from Google as of September 30, 2026 and $12.5 million remains outstanding and is presented in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Strategic Investment
In October 2026, the Company invested $5.6 million in a private optical lens technology company in exchange for shares of its preferred stock. Concurrently, the Company entered into a commercial agreement with the optical lens technology company pursuant to which the Company committed to funding a total of $5.6 million over approximately 24 months towards various research and development programs for new lenses and lens technology.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency launched a platform to allow for the submission of IEEPA tariff refund requests. The Company is accounting for any claims as loss recoveries and recognizes receivables when receipt of the claims becomes probable. Recoveries are reflected as a reduction of cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold.
During the second quarter of 2026, the Company determined that the receipt of refunds totaling $14.4 million of IEEPA tariffs was probable and recorded an $11.8 million benefit to cost of goods sold for inventory sold through June 30, 2026 and a $2.6 million reduction to inventory. During the three months ended September 30, 2026, $1.6 million of the $2.6 million was recognized through cost of goods sold as inventory turned, and substantially all of the remainder is expected to be recognized in the fourth quarter of 2026. During the three

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
and nine months ended September 30, 2026, the Company recorded interest income of $0.4 million and $0.6 million, respectively, related to IEEPA tariffs which is included in interest and other income. As of September 30, 2026, all of the cash had been collected.
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
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements	$247,440	$218,358
Computers and equipment	75,819	63,480
Furniture and fixtures	49,406	42,575
Capitalized software	57,870	49,900
Construction in process	26,626	18,444
	457,161	392,757
Less: accumulated depreciation and amortization	(245,058)	(205,309)
Property and equipment, net	$212,103	$187,448
Depreciation and amortization expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$10,604	$9,048	$30,684	$26,461
Selling, general, and administrative expenses	3,830	3,484	11,588	10,718
Total depreciation and amortization expense	$14,434	$12,532	$42,272	$37,179

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
4. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Product and fulfillment	$23,944	$12,651
Marketing	17,201	9,742
Payroll related	12,052	8,800
Retail related	5,017	3,010
Professional services	3,003	3,672
Charitable contributions	2,200	2,980
Legal	1,909	3,808
Other	4,461	4,562
Total accrued expenses	$69,787	$49,225

5. Income Taxes
The Company uses the estimated annual effective tax rate approach to determine the provision for income taxes. The estimated annual effective tax rate is based on forecasted annual results and may fluctuate due to differences between the forecasted and actual results, changes in valuation allowances, and any other transactions that result in differing tax treatment.
The Company's income tax provision and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$563	$(125)	$1,991	$540
Effective tax rate	9.1%	(2.2)%	12.9%	6.6%
The Company’s estimated annual effective income tax rate for the three and nine months ended September 30, 2026 and 2025 differed from the statutory rate primarily due to the valuation allowance, non-deductible executive compensation, stock-based compensation, state taxes, and other permanent items.
6. Stockholders’ Equity
Common Stock
As of September 30, 2026, the Company’s Twelfth Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,050,000 shares of common stock, par value of $0.0001 per share, of which 750,000 shares are designated Class A common stock, 150,000 shares are designated Class B common stock, and 150,000 shares are designated Class C common stock. Class A common stock receives one vote per share, Class B common stock receives ten votes per share, and Class C common stock has no voting rights except as required by Delaware law. Common stock is not redeemable at the option of the holder.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
As of September 30, 2026, outstanding shares of common stock as well as shares of common stock attributable to equity awards are as follows:

	Class A	Class B	Class C
Common stock outstanding	108,273	15,611	—
Stock options outstanding	214	850	—
Restricted stock units (“RSUs”) outstanding	2,379	666	—
Performance stock units (“PSUs”) outstanding	546	4,398	—
Employee stock plans – available	41,380	—	—
Shares of Class A common stock issuable upon conversion of all outstanding Class B common stock, stock options, RSUs, and PSUs	21,525	—	—
Total common stock – outstanding or issuable	174,317	21,525	—
Shares authorized	750,000	150,000	150,000
Common stock authorized and available for future issuance	575,683	128,475	150,000
Preferred Stock
As of September 30, 2026, 50,000 preferred shares were authorized and no shares were outstanding.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors. During the three and nine months ended September 30, 2026, the Company did not purchase any shares under the Share Repurchase Program.
7. Stock-Based Compensation
Plans and Awards
The Company’s eligible employees participate in various stock-based compensation plans, which are provided by the Company directly.
In August 2021, the Board of Directors approved the 2021 Incentive Award Plan (the “2021 Plan”), which became effective on September 28, 2021. The Company no longer grants equity awards under its 2010 Equity Incentive Plan, 2011 Stock Plan, 2012 Milestone Stock Plan, or 2019 Founder Stock Plan (collectively, the “Prior Plans”, and together with the 2021 Plan, the “Plans”), and shares available for issuance under the Prior Plans were made available for issuance under the 2021 Plan. The shares authorized under the 2021 Plan will increase annually, beginning on January 1, 2022 and continuing through 2031, by the lesser of (i) 5% of the outstanding common stock (on an as-converted basis) as of the last day of the immediately preceding fiscal year, or (ii) a smaller amount as agreed by the Board of Directors. Awards granted under the 2021 Plan generally vest over four years. In addition, the shares authorized under the 2021 Plan will increase, among other things, to the extent that an award (including an award under the Prior Plans) terminates, expires, or lapses for any reason or an award is settled in cash without the delivery of shares.
In January 2026, the shares authorized for issuance under the 2021 Plan automatically increased by 6,116 shares, and 34,128 shares remained available for future issuance pursuant to new awards as of September 30, 2026.

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
In January 2026, the shares authorized for issuance under the ESPP automatically increased by 1,223 shares, and there were 7,252 shares available for future issuance pursuant to ESPP purchases as of September 30, 2026.
Stock-based Compensation Expense
Stock-based compensation expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$393	$263	$1,063	$794
Selling, general, and administrative expenses	8,154	6,768	28,779	27,466
Total stock-based compensation expense	$8,547	$7,031	$29,842	$28,260
Stock-based compensation expense for the three and nine months ended September 30, 2026 primarily consists of $6.0 million and $22.4 million from RSUs and $2.1 million and $5.4 million from PSUs, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2025 primarily consists of $5.9 million and $23.6 million from RSUs and $0.9 million and $3.2 million from PSUs, respectively.
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2026 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	2,072	$19.94
Granted	1,484	26.44
Forfeited	(146)	20.84
Released	(1,268)	23.29
Vested and not yet released(1)	10	31.21
Unvested as of September 30, 2026	2,152	$22.44
(1)    There were a total of 894 and 904 RSUs that were vested but not yet released as of September 30, 2026 and December 31, 2025, respectively, primarily related to the 2021 Founders Grant, as described below.
The total value of unrecognized stock-based compensation expense related to outstanding RSUs granted under the Plans was $47.4 million as of September 30, 2026 which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based compensation for RSUs is recognized on a straight-line basis over the vesting period.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Performance Stock Units
A summary of PSU activity for the nine months ended September 30, 2026 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	4,633	$29.86
Granted	310	44.73
Unvested as of September 30, 2026	4,943	$30.80
The total value of unrecognized stock-based compensation expense related to outstanding PSUs granted under the Plans was $15.3 million as of September 30, 2026 which is expected to be recognized over a weighted-average period of 1.0 years.
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Stock Options
A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	1,637	$5.62	1.6	$26,477
Exercised	(573)	3.83		13,136
Forfeited	—	—
Balance at September 30, 2026	1,064	$6.58	1.2	$22,554

Exercisable and vested as of September 30, 2026	1,064	$6.58	1.2	$22,554
All outstanding options were vested and fully expensed as of March 31, 2025. The Company has not granted stock options since 2021.
8. Leases
The Company leases retail, office, optical laboratory, and distribution center space under operating leases from third parties. As of September 30, 2026, the total lease terms of the various leases range from 1 to 12 years. The leases generally contain renewal options and rent escalation clauses, and from time to time include contingent rent provisions. Renewal options are exercisable at the Company’s sole discretion and are included in the lease term if they are reasonably certain to be exercised. In general it is not reasonably certain that lease renewals will be exercised at lease commencement and as such, lease renewals are not included in the lease term.
Net lease expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$11,053	$9,738	$31,834	$28,538
Variable lease expense(1)	541	337	1,664	879
Net lease expense	$11,594	$10,075	$33,498	$29,417
(1) Variable lease expense primarily consists of contingent rent.

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
The following table presents future lease payments:

Operating Leases(1)
Remainder of 2026	$12,833
2027	57,984
2028	63,354
2029	51,091
2030	39,902
Thereafter	92,720
Total undiscounted lease payments	317,884
Impact of discounting	53,081
Present value of lease payments	$264,803
(1)    The years 2026 and 2027 include $3.1 million and $9.2 million, respectively, of expected cash inflows from tenant improvement allowances. Operating lease payments exclude $6.5 million of legally binding minimum lease payments related to executed leases for which the Company has not yet taken possession of the leased premises.

The following tables present other relevant lease information:

September 30, 2026
Weighted average remaining lease term (years)	6.0
Weighted average discount rate	5.8%

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$40,256	$35,941
Lease assets obtained in exchange for new operating lease liabilities	$54,167	$21,287
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

Warby Parker Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share data)
Segment profit for the holistic vision care segment consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$244,735	$221,680	$722,693	$659,937
Less:
Cost of goods sold	111,564	101,735	322,024	300,401
Marketing	29,499	28,967	86,287	82,880
Other selling, general, and administrative costs	100,115	87,408	305,991	275,140
Interest and other income, net	(2,609)	(2,179)	(7,024)	(6,618)
Provision for income taxes	563	(125)	1,991	540
Segment and consolidated net income	$5,603	$5,874	$13,424	$7,594
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
Other than letters of credit outstanding of $4.3 million as of both September 30, 2026 and December 31, 2025 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding.
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
In addition to the matters described above, as of September 30, 2026, the Company is currently involved in other legal proceedings which, in the opinion of the Company’s management, will not materially affect the Company’s financial position, results of operations, or cash flows should such litigation be resolved unfavorably.
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
The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$5,603	$5,874	$13,424	$7,594
Denominator
Weighted average shares, basic	124,707	122,963	124,032	122,495
Dilutive impact of:
Stock options	881	1,285	1,111	1,247
RSUs	504	1,088	680	1,080
ESPP purchase rights	57	72	46	71
Weighted average shares, diluted	126,149	125,408	125,869	124,893
Earnings per share
Basic	$0.04	$0.05	$0.11	$0.06
Diluted	$0.04	$0.05	$0.11	$0.06
The following potentially dilutive shares were excluded from the computation of diluted earnings per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	—	—	—	—
Unvested restricted stock units	823	26	823	26
Unvested performance stock units	4,708	4,398	4,943	4,398
ESPP purchase rights	84	—	84	—

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
The loans had a balance of $2.2 million at both September 30, 2026 and December 31, 2025 related to 120 underlying shares of Class A common stock. No loans are outstanding with any of the Company’s executive officers, and no new promissory notes have been issued since 2021. The loans outstanding had a weighted average remaining term of 2.9 years at September 30, 2026.
During each of the three and nine months ended September 30, 2026 and 2025, the outstanding loan balance increased by an immaterial amount due to interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “Annual Report”). Data as of and for the three and nine months ended September 30, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and in Part I, Item 1A, Risk Factors, in the Annual Report.
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
•We’ve built a seamless shopping experience that meets customers where and how they want to shop, whether that’s on our website, on our mobile app, or in our 364 retail stores as of September 30, 2026.
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
Financial Highlights
For the three months ended September 30, 2026 and 2025:
•we generated net revenue of $244.7 million and $221.7 million, respectively;
•we generated gross profit of $133.2 million and $119.9 million, respectively, representing a gross margin of 54.4% and 54.1%, respectively;
•we generated net income of $5.6 million and $5.9 million, respectively; and
•we generated Adjusted EBITDA of $28.6 million and $25.7 million, respectively, representing an Adjusted EBITDA Margin of 11.7% and 11.6%, respectively.
For the nine months ended September 30, 2026 and 2025:
•we generated net revenue of $722.7 million and $659.9 million, respectively;
•we generated gross profit of $400.7 million and $359.5 million, respectively, representing a gross margin of 55.4% and 54.5%, respectively;
•we generated net income of $13.4 million and $7.6 million, respectively; and
•we generated Adjusted EBITDA of $91.0 million and $80.0 million, respectively, representing an Adjusted EBITDA Margin of 12.6% and 12.1%, respectively.

For definitions of Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, and reconciliations to the most directly comparable GAAP measure, see the section titled “Key Business Metrics and Certain Non-GAAP Financial Measures.”
Recent Business Developments
Intelligent Eyewear
In the second quarter of 2025, the Company announced a partnership with Google to develop AI-enabled glasses intended for all-day wear. The Company is working closely with Google on the development of intelligent eyewear and intends to launch a series of products over time. As part of this collaborative arrangement, Google has committed up to $75 million for the Company’s product development and commercialization costs. In addition, Google has committed to investing up to $75 million in Warby Parker, at the Company’s option and subject to reaching certain collaboration milestones. During the three and nine months ended September 30, 2026, the Company reduced selling, general, and administrative expenses by $12.7 million and $19.0 million, respectively, related to costs which are reimbursable by Google and are thus fully offset within the period. To date, the Company has incurred $22.3 million of reimbursable expenses, of which $9.8 million has been collected from Google as of September 30, 2026 and $12.5 million remains outstanding and is presented in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Strategic Investment
In October 2026, the Company invested $5.6 million in a private optical lens technology company in exchange for shares of its preferred stock. Concurrently, the Company entered into a commercial agreement with the optical lens technology company pursuant to which the Company committed to funding a total of $5.6 million over approximately 24 months towards various research and development programs for new lenses and lens technology.
Supreme Court Tariff Ruling
In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency launched a platform to allow for the submission of IEEPA tariff refund requests. The Company is accounting for any claims as loss recoveries and recognizes receivables when receipt of the claims becomes probable. Recoveries are reflected as a reduction of cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold.
During the second quarter of 2026, the Company determined that the receipt of refunds totaling $14.4 million of IEEPA tariffs was probable and recorded an $11.8 million benefit to cost of goods sold for inventory sold through June 30, 2026 and a $2.6 million reduction to inventory. During the three months ended September 30, 2026, $1.6 million of the $2.6 million was recognized through cost of goods sold as inventory turned, and substantially all of the remainder is expected to be recognized in the fourth quarter of 2026. During the three and nine months ended September 30, 2026, the Company recorded interest income of $0.4 million and $0.6 million, respectively, related to IEEPA tariffs which is included in interest and other income. As of September 30, 2026, all of the cash had been collected.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Active Customers (in thousands)	2,735	2,656	2,735	2,656
Store Count(1)	364	313	364	313
Adjusted EBITDA(2) (in thousands)	$28,554	$25,745	$91,003	$79,965
Adjusted EBITDA Margin(2)	11.7%	11.6%	12.6%	12.1%
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
We have expanded our retail store footprint over the past several years. During the three months ended September 30, 2026 and 2025, we opened 12 and 15 net new retail stores, respectively. As of September 30, 2026, 329 out of our 364 retail stores offered in-person eye exams, representing 90.4% of our fleet, compared to 87.9% as of September 30, 2025.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income before interest and other income, taxes, and depreciation and amortization as further adjusted for asset impairment charges, stock-based compensation expense and related employer payroll taxes, amortization of cloud-based software implementation costs, non-cash charitable donations, charges for certain legal matters outside the ordinary course of business, and non-recurring costs such as restructuring costs and major system implementation costs. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. We caution investors that amounts presented in accordance with our definitions of Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate these measures in the same manner. We present Adjusted EBITDA and Adjusted EBITDA Margin because we consider these metrics to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.
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
By providing these non-GAAP financial measures, together with a reconciliation to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our condensed consolidated financial statements as indicators of financial performance. Some of the limitations are:
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
The following table reconciles Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP measure, which is net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$5,603	$5,874	$13,424	$7,594
Adjusted to exclude the following:
Interest and other income, net	(2,609)	(2,179)	(7,024)	(6,618)
Provision for income taxes	563	(125)	1,991	540
Depreciation and amortization expense	14,434	12,532	42,272	37,179
Asset impairment charges	352	25	983	511
Stock-based compensation expense(1)	9,012	7,328	31,332	29,490
Non-cash charitable donations(2)	—	—	3,950	2,821
Amortization of cloud-based software implementation costs	984	903	3,048	2,391
System implementation costs(3)	—	827	477	1,173
Inventory write-downs(4)	—	—	—	2,456
Other costs(5)	215	560	550	2,428
Adjusted EBITDA	$28,554	$25,745	$91,003	$79,965
Adjusted EBITDA Margin	11.7%	11.6%	12.6%	12.1%
__________________
(1)    Represents expenses related to the Company’s equity-based compensation programs and related employer payroll taxes, which may vary significantly from period to period depending upon various factors including the timing, number, and valuation of awards granted, and vesting of awards including the satisfaction of performance conditions. For the three months ended September 30, 2026 and 2025, the amount includes $0.5 million and $0.3 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises. For the nine months ended September 30, 2026 and 2025, the amount includes $1.5 million and $1.2 million, respectively, of employer payroll taxes associated with releases of RSUs and option exercises.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented in dollars and as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net revenue	$244,735	$221,680	$722,693	$659,937
Cost of goods sold	111,564	101,735	322,024	300,401
Gross profit	133,171	119,945	400,669	359,536
Selling, general, and administrative expenses	129,614	116,375	392,278	358,020
Income from operations	3,557	3,570	8,391	1,516
Interest and other income, net	2,609	2,179	7,024	6,618
Income before income taxes	6,166	5,749	15,415	8,134
Provision for income taxes	563	(125)	1,991	540
Net income	$5,603	$5,874	$13,424	$7,594

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	% of Net Revenue		% of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.6%	45.9%	44.6%	45.5%
Gross profit	54.4%	54.1%	55.4%	54.5%
Selling, general, and administrative expenses	53.0%	52.5%	54.3%	54.2%
Income from operations	1.4%	1.6%	1.1%	0.3%
Interest and other income, net	1.1%	1.0%	1.0%	1.0%
Income before income taxes	2.5%	2.6%	2.1%	1.3%
Provision for income taxes	0.2%	—%	0.2%	0.1%
Net income	2.3%	2.6%	1.9%	1.2%
Components of Results of Operations
Net Revenue
We primarily derive revenue from the sales of eyewear, contact lenses, and eye care. We sell products and services through our stores, website, and mobile apps. Revenue generated from eyewear includes the sales of prescription and non-prescription optical glasses and sunglasses, eyewear accessories, lens replacements, paid protection plans, and customer charges for optional expedited shipping. Revenue generated from eye care consists of in-person eye exams and prescriptions issued through the Virtual Vision Test app. Revenue from products is recognized when the customer takes possession of the product, either at the point of delivery or in-store pickup, and is recorded net of returns and discounts. Revenue for services is recognized when the service is rendered and is recorded net of discounts.
Cost of Goods Sold
Cost of goods sold includes the costs incurred to acquire materials, assemble, and sell our finished products, purchase and fulfill contacts orders through our third-party distribution partner, and provide eye exams. Such costs include (i) product costs, including freight and import costs and adjustments to the lesser of cost and net realizable value, (ii) optical laboratory costs, (iii) customer shipping, (iv) occupancy and depreciation costs of retail stores, and (v) employee-related costs associated with eye exams, which include salaries, benefits, bonuses, and stock-based compensation. We expect our cost of goods sold to fluctuate as a percentage of net revenue primarily due to product mix, customer preferences and resulting demand, the cost and management of inventory, tariffs, shipping costs, laboratory utilization, and the scaling of our eye exam and contacts businesses. Cost of goods sold also may change as we open or close retail stores because of the resulting change in related occupancy and depreciation costs.
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
Comparison of the Three Months Ended September 30, 2026 and 2025
Net Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Net revenue	$244,735	$221,680	$23,055	10.4%
Net revenue increased $23.1 million, or 10.4%, for the three months ended September 30, 2026 compared to the same period in 2025. Active Customers increased 3.0% and Average Revenue per Customer increased to $342 from $320 in the prior year period. Average Revenue per Customer growth was primarily driven by our eyewear business, which benefited from increased penetration of premium lenses and enhancements, like our precision progressives, as well as an increase in customers purchasing eye exams along with glasses or contacts.

Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of goods sold	$111,564	$101,735	$9,829	9.7%
Gross profit	133,171	119,945	13,226	11.0%
Gross margin	54.4%	54.1%		0.3%
Cost of goods sold increased by $9.8 million, or 9.7%, for the three months ended September 30, 2026 compared to the same period in 2025, and decreased as a percentage of revenue over the same period, from 45.9% of revenue to 45.6% of revenue. The increase in cost of goods sold was primarily related to store occupancy costs and doctor headcount due to new retail stores.
Gross profit, calculated as net revenue less cost of goods sold, increased by $13.2 million, or 11.0%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 30 basis points for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily related to leverage from our glasses business, driven by reduced tariffs, customer shipping savings, optical lab efficiencies, and increased penetration of progressives and other lens treatments. These benefits were partially offset by deleverage from growth in vision services, which has a lower margin than glasses, and in fixed expenses related to occupancy costs.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$129,614	$116,375	$13,239	11.4%
As a percentage of net revenue	53.0%	52.5%		0.5%
Selling, general, and administrative expenses increased $13.2 million, or 11.4%, for the three months ended September 30, 2026 compared to the same period in 2025. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and higher corporate expenses, mainly related to technology costs. As a percentage of revenue, SG&A increased by 50 basis points, primarily driven by retail compensation and corporate expenses, including higher technology costs, partially offset by leverage from marketing.
Interest and Other Income, Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Interest and other income, net	$2,609	$2,179	$430	19.7%
As a percentage of net revenue	1.1%	1.0%		0.1%
Interest and other income, net increased $0.4 million, or 19.7%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to favorable fluctuations in foreign currency rates, partially offset by lower interest on our cash and cash equivalents balance.

Provision for Income Taxes

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$563	$(125)	$688	550.4%
As a percentage of net revenue	0.2%	—%		0.2%
Provision for income taxes increased $0.7 million, or 550.4%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in income before income taxes in the current year.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Net Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Net revenue	$722,693	$659,937	$62,756	9.5%
Net revenue increased $62.8 million, or 9.5%, for the nine months ended September 30, 2026 compared to the same period in 2025. Active Customers increased 3.0% and Average Revenue per Customer increased to $342 from $320 in the prior year period. Average Revenue per Customer growth was primarily driven by our eyewear business, which benefited from increased penetration of premium lenses and enhancements, like our precision progressives, as well as an increase in customers purchasing eye exams along with glasses or contacts.
Cost of Goods Sold, Gross Profit, and Gross Margin

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Cost of goods sold	$322,024	$300,401	$21,623	7.2%
Gross profit	400,669	359,536	41,133	11.4%
Gross margin	55.4%	54.5%		0.9%
Cost of goods sold increased by $21.6 million, or 7.2%, for the nine months ended September 30, 2026 compared to the same period in 2025, and decreased as a percentage of revenue over the same period, from 45.5% of revenue to 44.6% of revenue. The increase in cost of goods sold was primarily driven by increases in store occupancy costs and doctor headcount due to new retail stores, as well as increased product and fulfillment costs associated with our contacts sales growth, partially offset by reduced tariffs.
Gross profit, calculated as net revenue less cost of goods sold, increased by $41.1 million, or 11.4%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to the increase in net revenue over the same period.
Gross margin, expressed as a percentage and calculated as gross profit divided by net revenue, increased by 90 basis points for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily related to a 160 basis point benefit from IEEPA tariff refunds. This benefit was partially offset by deleverage from growth in vision services, which has a lower margin than glasses, and in fixed expenses related to occupancy costs.

Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Selling, general, and administrative expenses	$392,278	$358,020	$34,258	9.6%
As a percentage of net revenue	54.3%	54.2%		0.1%
Selling, general, and administrative expenses increased $34.3 million, or 9.6%, for the nine months ended September 30, 2026 compared to the same period in 2025. This increase was primarily driven by higher payroll-related costs from growth in our retail workforce and higher corporate expenses, mainly related to technology costs. As a percentage of revenue, SG&A increased by 10 basis points, as deleverage from our retail workforce was partially offset by leverage from customer experience efficiencies and marketing.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Interest and other income, net	$7,024	$6,618	$406	6.1%
As a percentage of net revenue	1.0%	1.0%		—%
Interest and other income, net increased $0.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to favorable fluctuations in foreign currency rates, partially offset by lower interest rates on our cash and cash equivalents balance.
Provision for Income Taxes

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

	(in thousands)
Provision for income taxes	$1,991	$540	$1,451	268.7%
As a percentage of net revenue	0.2%	0.1%		0.1%
Provision for income taxes increased $1.5 million, or 268.7%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in income before income taxes in the current year.
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from net proceeds from the sale of redeemable convertible preferred stock and cash flows from operating activities. We also have access to cash from our 2024 Credit Facility, as described below, which remains undrawn as of September 30, 2026. We had cash and cash equivalents of $287.9 million, which was primarily held for working capital purposes, and an accumulated deficit of $672.2 million as of September 30, 2026. As of December 31, 2025, we had cash and cash equivalents of $286.4 million, which was primarily held for working capital purposes, and an accumulated deficit of $685.6 million.
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
Other than letters of credit outstanding of $4.3 million as of both September 30, 2026 and December 31, 2025 used to secure certain leases in lieu of a cash security deposit, there were no other borrowings outstanding under the 2024 Credit Facility.
Share Repurchase Program
In February 2026, the Company’s Board of Directors authorized a share repurchase program to purchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Share Repurchase Program does not have a fixed expiration date, does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended, or terminated at any time at the discretion of the Company’s Board of Directors. During the three and nine months ended September 30, 2026, the Company did not purchase any shares under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$78,852	$87,531
Net cash used in investing activities	(65,699)	(51,928)
Net cash used in financing activities	(11,291)	(9,683)
Effect of exchange rates on cash	(306)	279
Net change in cash and cash equivalents	$1,556	$26,199
Cash Flows from Operating Activities
Net cash provided by operating activities was $78.9 million for the nine months ended September 30, 2026, consisting of net income of $13.4 million adjusted for $80.1 million of non-cash expenses and $14.6 million of net cash used as a result of changes in operating assets and liabilities. The non-cash charges included $42.3 million of depreciation and amortization, $29.8 million of stock-based compensation, $4.0 million of non-cash charitable donations, $3.0 million of amortization of cloud-based software implementation costs, and $1.0 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by an increase in prepaid expenses and other assets and a decrease in deferred revenue and accounts payable, partially offset by an increase in accrued expenses.
Net cash provided by operating activities was $87.5 million for the nine months ended September 30, 2025, consisting of net income of $7.6 million adjusted for $71.2 million of non-cash expenses and $8.7 million of net cash provided as a result of changes in operating assets and liabilities. The non-cash charges included $37.2 million of depreciation and amortization, $28.3 million of stock-based compensation, $2.8 million of non-cash charitable donations, $2.4 million of amortization of cloud-based software implementation costs, and $0.5 million of asset impairment charges. The changes in operating assets and liabilities were primarily driven by a decrease in inventory and an increase in accrued expenses and leasehold liabilities, partially offset by decreases in accounts payable and deferred revenue.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $65.7 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
For the nine months ended September 30, 2025, net cash used in investing activities was $51.9 million related to purchases of property and equipment to support our growth, primarily related to the build-out of new retail stores and investments in capitalized software development costs.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $11.3 million, which was primarily related to cash paid for shares withheld for taxes for stock-based compensation, partially offset by proceeds from shares issued in connection with our ESPP and option exercises.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the Annual Report, and in Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There were no significant changes to our critical accounting policies and estimates as reported in the Annual Report.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements.

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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2026 consisted of $287.9 million in cash and money-market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have a material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
None.
(b)
None.
(c)
Except as described below, during the quarter ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
On August 18, 2026, Neil Blumenthal, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 750,000 shares of our Class A common stock. The trading arrangement will expire on June 30, 2027 or earlier if all transactions under the trading arrangement are completed.
On August 19, 2026, Dave Gilboa, our Co-Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to an aggregate of 2,064,191 shares of our Class A common stock. The trading arrangement will expire on June 30, 2027 or earlier if all transactions under the trading arrangement are completed.

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
Date: November 5, 2026

WARBY PARKER INC.

By:	/s/ Neil Blumenthal
Neil Blumenthal
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Dave Gilboa
Dave Gilboa
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Adrian Mitchell
Adrian Mitchell
Chief Financial Officer
(Principal Financial Officer)